Form 10-Q
period 2024-03-31
Alto Neuroscience, Inc.
filed 2024-05-14
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number 001-41944
_________________________
Alto Neuroscience, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-4210124
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

369 South San Antonio Road, Los Altos, CA	94022
(Address of Principal Executive Offices)	(Zip Code)
(650) 200-0412
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ANRO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of May 10, 2024 was 26,883,990.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans, or intentions relating to product candidates and markets and business trends are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “shall,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Quarterly Report, as well as our other reports filed with the Securities and Exchange Commission, or SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in such statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I - Financial Information
Item 1. Financial Statements
Alto Neuroscience, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$205,895	$82,548
Other receivables	—	8
Prepaid expenses and other current assets	2,415	2,835
Total current assets	208,310	85,391
Property and equipment, net	1,554	1,106
Other assets	58	131
Total assets	$209,922	$86,628
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,412	$1,074
Accrued expenses and other current liabilities	4,447	4,536
Term loan, current	1,147	—
Total current liabilities	8,006	5,610
Term loan, non-current	8,812	9,861
Preferred stock warrant liability	—	1,352
Total liabilities	16,818	16,823
Commitments and contingencies (Note 10)
Convertible preferred stock	—	141,477
Stockholders’ equity (deficit):
Common stock (par value $0.0001), 500,000 and 52,000 shares authorized; 26,884 and 3,832 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	—
Additional paid-in capital	283,567	5,372
Accumulated deficit	(90,382)	(76,965)
Accumulated other comprehensive loss	(84)	(79)
Total stockholders’ equity (deficit)	193,104	(71,672)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$209,922	$86,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$9,952	$5,609
General and administrative	4,434	1,592
Total operating expenses	14,386	7,201
Loss from operations	(14,386)	(7,201)
Other income (expense):
Interest income	1,558	230
Interest expense	(346)	(324)
Change in fair value of warrant liability	(243)	11
Total other income (expense), net	969	(83)
Net loss	$(13,417)	$(7,284)
Other comprehensive loss
Foreign currency translation	(5)	(19)
Total other comprehensive loss	(5)	(19)
Comprehensive loss	$(13,422)	$(7,303)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(1.97)
Weighted-average number of common shares outstanding, basic and diluted	17,600	3,691
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2022	16,204	$72,235	3,764	$—	$2,300	$(40,660)	$(46)	$(38,406)
Exercise of common stock options	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock, net of issuance costs of $154	4,167	24,846	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(19)	(19)
Stock compensation expense	—	—	—	—	484	—	—	484
Net loss	—	—	—	—	—	(7,284)	—	(7,284)
Balance at March 31, 2023	20,371	$97,081	3,764	$—	$2,784	$(47,944)	$(65)	$(45,225)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	69	—	10	—	—	10
Issuance of common stock for conversion of preferred stock	(29,919)	(141,477)	13,664	2	141,475	—	—	141,477
Foreign currency translation	—	—		—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	2,179	—	—	2,179
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering cost of $4,643	—	—	9,246	1	132,936	—	—	132,937
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Net loss	—	—	—	—	—	(13,417)	—	(13,417)
Balance at March 31, 2024	—	$—	26,884	$3	$283,567	$(90,382)	$(84)	$193,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(13,417)	$(7,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	86
Stock compensation expense	2,179	484
Change in fair value of preferred stock warrant liability	243	(11)
Non-cash lease expense	72	75
Non-cash interest expense related to term loan	98	102
Changes in operating assets and liabilities:
Other receivables	8	(37)
Prepaid expenses and other assets	(1,789)	(464)
Accounts payable	1,120	(649)
Accrued liabilities and other liabilities	406	174
Net cash used in operating activities	(10,983)	(7,524)
Cash Flows from Investing Activities:
Capital expenditures	(224)	(21)
Net cash used in investing activities	(224)	(21)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	10	—
Issuance of convertible preferred stock	—	25,000
Proceeds from issuance of common stock from initial public offering	137,579	—
Payments on issuance cost from initial public offering	(2,930)	—
Payments on issuance cost from Series C preferred stock financing	(100)	—
Net cash provided by financing activities	134,559	25,000
Effect of exchange rate changes on cash and cash equivalents	(5)	(19)
Net increase in cash and cash equivalents	123,347	17,436
Cash at the beginning of the period	82,548	48,344
Cash at the end of the period	$205,895	$65,780

Supplemental Disclosure of Non-cash Activities
Purchase of property and equipment not yet paid	$321	$—
Deferred offering and share issue costs not yet paid	$320	$154
Conversion of preferred stock into common stock upon completion of initial public offering	$141,477	$—
Reclassification of preferred warrant liability to equity	$1,595	$—
Reclassification of deferred offering costs to equity	$1,393	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$248	$183
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Reverse Stock Split

In January 2024, the Company’s Board of Directors (the “Board”) approved a 1 for 2.2241 reverse stock split of the Company’s issued and outstanding shares of common stock and options to purchase common stock under its 2019 Equity Incentive Plan. The reverse stock split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock under its 2019 Equity Incentive Plan, on a 1-for-2.2241 basis, and resulted in an adjustment to the respective conversion ratios for the Company’s Series Seed convertible preferred stock, Series A convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock to account for the reverse stock split on any conversion of such series of convertible preferred stock into common stock. As such, all references to Series Seed convertible preferred stock, Series A convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock conversion ratios, conversion share and per share amounts, and post-conversion share and per share amounts, as well as common stock option, option per common share, common share and common per share amounts, in these condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the reverse stock split and the reverse stock split’s effect on the respective Series Seed convertible preferred stock, Series A convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock conversion ratios for each series of convertible preferred stock. The reverse stock split did not affect the par values per share.

Forward Stock Split
In January 2023, the Board approved a 1.1156 for 1 forward stock split of the Company’s issued and outstanding shares of Series B Preferred Stock, and a proportional adjustment to the existing conversion ratio, as well as the exercise price of the outstanding K2 Warrant. Accordingly, all Series B share and per share amounts for all periods presented in these interim condensed consolidated financial statements have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratio. The Company completed an IPO in February 2024 which resulted in the conversion of outstanding preferred stock to common stock (see Note 8).

Initial Public Offering

On February 6, 2024, the Company completed its IPO of its common stock pursuant to which the Company issued and sold 9,246,000 shares of common stock at a price to the public of $16.00 per share, which includes the exercise in full by the underwriters of their option to purchase 1,206,000 additional shares. The aggregate net proceeds from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $132.9 million after deducting underwriting discounts and commissions of $10.4 million and offering expenses of $4.6 million. Upon completion of the IPO, all outstanding shares of Series Seed, Series A, Series B and Series C convertible preferred stock converted to common stock. In addition, the IPO also resulted in the net exercise of the Series A Preferred Stock Warrants for an aggregate of 72,631 shares of common stock.

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied upon equity financings to fund its operations. At March 31, 2024, the Company had an accumulated deficit of approximately $90.4 million. As the Company

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.
2. Summary of Significant Accounting Policies and Basis of Presentation
Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the accounts of Alto and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024 and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ materially from those estimates. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements relate to the determination of the fair value of its common stock (as an input for calculating stock-based compensation), estimating accrued or prepaid research and development expenses, and the valuation of the preferred stock warrant liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (“Topic 740”). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The standard will be effective starting in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (“Topic 280”). The standard requires disclosures to include significant segment expenses that are regularly provided to the

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The standard is effective starting in annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting this guidance on its condensed consolidated financial statements.
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepayments	$518	$522
Other current assets	150	104
Deferred offering costs	—	2,209
Prepaid insurance	1,747	—
Total prepaid expenses and other current assets	$2,415	$2,835
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	March 31, 2024	December 31, 2023
Office equipment and furniture	$70	$70
Computer software and equipment	519	519
Laboratory equipment	1,746	1,201
Less: accumulated depreciation	(781)	(684)
Property and equipment, net	$1,554	$1,106

Depreciation and amortization expense was approximately $0.1 million for the three months ended March 31, 2024 and 2023.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll, vacation and employee-related expenses	$1,607	$518
Accrued research	1,873	2,328
Accrued offering and share issue cost	320	916
Accrued license fees	6	50
Accrued interest, short term	85	84
Other accruals and current liabilities	502	515
Lease liability, short term	54	125
Total accrued expenses and other current liabilities	$4,447	$4,536

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Debt
On December 16, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC as a lender, and other lenders (collectively, “Lender”), K2 HealthVentures LLC, as administrative agent for Lender (“Administrative Agent”), and Ankura Trust Company, LLC, as collateral agent for Lender. The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $35.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $35.0 million in four potential tranches: (i) a $10.0 million term loan facility funded on December 16, 2022 (the “First Tranche Term Loan”), (ii) a $7.5 million term loan facility (the “Second Tranche Term Loan”) available at the Company’s request between October 1, 2023 and March 1, 2024 subject to either positive data from the Company’s Phase 2b randomized controlled study of ALTO-100 or positive data from the Company’s Phase 2b randomized controlled study of ALTO-300, in each case as determined by the Administrative Agent in its sole discretion, (iii) a $7.5 million term loan facility (the “Third Tranche Term Loan”) available at the Company’s request between October 1, 2023 and March 1, 2024 subject to positive data from the Company’s Phase 2b randomized controlled study of ALTO-100 and positive data from the Company’s Phase 2b randomized controlled study of ALTO-300, in each case as determined by the Administrative Agent in its sole discretion, and (iv) a $10.0 million term loan facility (the “Fourth Tranche Term Loan”) available through January 1, 2025 at both the Lender’s and the Company’s option, subject to the Lender’s review of the Company’s financial and clinical information and operating plans and approval of the Lender’s investment committee. All four of these term loans have a maturity date of December 1, 2026. Based upon the terms of the Loan Agreement the Company could potentially access up to $10.0 million of the remaining $25.0 million of the credit facility.
Borrowings under all four term loan facilities bear interest at a variable annual rate equal to the greater of (i) 6.70%, and (ii) the Prime Rate plus 1.20%. The Company is permitted to make interest-only payments on the First Tranche Term Loan for the first 24 months following the funding date. The interest-only period can be extended by an additional 12 months, subject to the funding of the Second Tranche Term Loan or the funding of the Third Tranche Term Loan and if the Company has completed equity sales of greater than $75.0 million prior to January 1, 2025, subject to certain conditions. In addition, each term loan funded also accrues a deferred interest amount equal to 1% annually of the outstanding principal, and becomes payable at the end of the 48-month term, or earlier in the instance of a repayment. The term of the combined facility will be 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.
The Company is obligated to pay a final fee equal to 6.25% of the aggregate amount of the term loans funded (“Exit Fee”) to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If the Company prepays all of the term loans prior to the maturity date, it will pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 3% if the payment occurs on or before 24 months after the initial funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date. The Exit Fee of $0.6 million with respect to the First Tranche Term Loan was recorded as debt discount, and is being accreted using the effective interest method over the term of the First Tranche Term Loan within Other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company was also obligated to pay the Lender a one-time facility fee of approximately $0.2 million on the initial closing date and will be obligated to pay a 0.7% fee on the amount of the Fourth Tranche Term Loan if and when funded.
The Lender may, at its option, elect to convert any portion of no more than $4.0 million of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at the Lender’s election, at a conversion price of $17.86 per share.
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.
The Company recorded interest expense at a weighted average rate of 10.70% related to the Loan Agreement for the three months ended March 31, 2024. The Company recorded interest expense related to the Loan Agreement of $0.3 million for both the three months ended March 31, 2024 and 2023, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of March 31, 2024 are as follows (in thousands):

2024 (remainder of year)	$—
2025	4,767
2026	5,233
Total principal payments	10,000
Exit Fee	625
Deferred Interest	132
Total principal payments and Exit Fee	10,757
Less: unamortized Exit Fee	(430)
Less: unamortized debt discount related to warrants	(144)
Less: unamortized debt issuance costs, including Facility Fee	(224)
Term loan, net	$9,959
Less: Term loan, current portion	(1,147)
Term loan, non-current	$8,812
5. Asset Purchase and License Agreements
From time to time, the Company enters into asset purchase and license agreements with third parties. As of March 31, 2024, the Company was a party to the following significant agreements with certain financial commitments:
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the completion of a combination of development and regulatory approval milestones. If the Company achieves regulatory approval for one or more licensed products, the Company will owe Sanofi certain commercial milestone payments for the achievement of specified levels of aggregate, annual worldwide net sales of all licensed products, up to an aggregate amount of $102.0 million. In addition, if the Company grants sublicenses under the patents and know how licensed to the Company under the agreement, the Company will be required to pay sublicense revenue to Sanofi at tiered percentages ranging from low-mid double-digit percentages down to the very low double-digit percentages, reducing based on the time of entry into the applicable sublicense agreement. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2024 or 2023 related to this agreement.
In further consideration of the rights granted, beginning with the Company’s first commercial sale of the licensed products, the Company will also pay an annual tiered earned royalty ranging from the mid-to-high single digits on net sales of licensed products, subject to certain customary reductions and a customary royalty floor. Royalties are payable, on a licensed products-by-licensed products and a country-by-country basis, until the latest to occur of (a) expiration of the last valid claim of a licensed patent covering such licensed products in such country, (b) the expiration of any regulatory exclusivity for such licensed products in such country, and (c) the 10th anniversary of the first commercial sale of such licensed product in such country. In addition, if the Company uses specified know-how licensed to Sanofi by the specified third party to exploit the licensed products for Parkinson’s disease, the Company will be required pay an additional premium at a mid-single digit percentage on all fees, milestone payments and royalties payable by the Company to Sanofi under the agreement.
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million, which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $59.1 million per Cerecor Licensed Product if the Company achieves certain development, regulatory approval, and first commercial sale milestones for such Cerecor Licensed Product in up to a specified number of indications. If the Company successfully commercializes Cerecor Licensed Products, it will also be required to pay to Merck sales milestones totaling up to $15.0 million for all Cerecor Licensed Products, for the achievement of certain specified levels of worldwide annual aggregate net sales of all Cerecor Licensed Products. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2024 or 2023 related to this agreement.
In further consideration of the rights granted, beginning with the Company’s first commercial sale of a Cerecor Licensed Product, the Company will also pay an annual tiered earned royalty in the high single digits in the aggregate on net sales of Cerecor Licensed Products. Royalties are payable, on a Cerecor Licensed Product-by-Cerecor Licensed Product and a country-by-country basis, until the later of the expiration of the last valid claim of a licensed patent covering such Cerecor Licensed Products in such country or 10 years after the first commercial sale of such Cerecor Licensed Product in such country. If the Company develops and commercializes a companion diagnostic as a standalone product in connection with a Cerecor Licensed Product, the Company will be required to make a one-time milestone payment to Cerecor upon the achievement of a specified level of net sales of such companion diagnostic product, at an amount in the very low single digit millions.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $27.0 million upon the achievement of certain development and regulatory approval milestones, and up to $35.0 million in the aggregate for the achievement of certain tiered sales milestones for any product that incorporates a Teva Acquired Compound (each, a “Teva Product”). No additional milestones or royalties were paid or accrued during the three months ended March 31, 2024 or 2023 related to this agreement.
In further consideration of the rights granted, beginning with the Company’s first commercial sale of a Teva Product, the Company will also pay an annual tiered earned royalty ranging from the mid-single-digits to 10 percent on net sales of Teva Products. Royalties are payable, on a Teva Product-by-Teva Product and a country-by-country basis, until the latest to occur of (a) expiration of the last valid claim of an acquired patent covering the composition of matter, or use or formulation of the composition of matter of a Teva Acquired Compound incorporated in or comprising such Teva Product in such country, (b) the expiration of new chemical entity data and/or market exclusivity for such Teva Product in such country or (c) the 10th anniversary of the date of first commercial sale of such Teva Product in such country.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Palisade Asset Purchase Agreement
Effective October 18, 2021, the Company entered into an agreement (the “Palisade Agreement”) with Palisade Bio, Inc. (“Palisade”) to acquire all patent, know-how and other rights to ALTO-100.
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $4.5 million upon the achievement of certain development and regulatory approval milestones. In connection with the sale or license by the Company to a third party of any of the patent, know-how or other rights included in the acquired assets prior to the achievement of a specified clinical development milestone, the Company will be required to pay to Palisade a low-double digit percentage of any consideration received by the Company from such license or sale, provided that the maximum aggregate consideration the Company will be required to pay to Palisade under the Palisade Agreement, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2024 or 2023 related to this agreement.
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
Under the MedRx Agreement, MedRx will be solely responsible for conducting all pre-clinical development of MedRx Licensed Products to support IND and institutional review board filing, and the Company will be solely responsible for all other development (including non-clinical studies and clinical studies) necessary to obtain regulatory approval for MedRx Licensed Products and subsequent commercialization of Products. The Company is obligated to use commercially reasonable efforts to commercialize MedRx Licensed Products in each of the following countries in which the Company has obtained regulatory approval: the United States; at least two of Germany, Spain, France, Italy or the United Kingdom; and one of China or Japan.
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The MedRx Agreement will expire with respect to each MedRx Licensed Product, on a country-by-country basis, upon the expiration of the Royalty Term, and with respect to the entire MedRx Agreement upon the expiry of the last-to-expire Royalty Term for the last MedRx Licensed Product for which there has been a first commercial sale. Either the Company or MedRx may terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis upon an uncured material breach by the other party or in connection with an insolvency event of such party. In addition, if the Company or MedRx bring or otherwise participate in a patent challenge against any patents licensed by the other party, such other party may terminate the MedRx Agreement immediately. The Company has the right to terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis for any reason upon specified prior written notice to MedRx provided that the effective date of such termination will not be earlier than the completion date of a specified development event. The Company also has the right to terminate the MedRx Agreement with respect to a MedRx Licensed Product immediately upon its reasonable determination of a material safety issue with respect to such MedRx Licensed Product. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2024 related to this agreement. See Note 12 for discussion of milestone achieved in April 2024.
6. Stock Based Plans
2024 Equity Incentive Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on the execution of the underwriting agreement related to the IPO. Under the 2024 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, RSAs, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2024 Plan is a successor to the 2019 Equity Incentive Plan, which was adopted by the Board of Directors in March 2019 (as amended, the “2019 Plan”). A total of 2,000,000 shares of common stock were approved to be initially reserved for issuance under the 2024 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2024 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2025 and continuing through and including January 1, 2034, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. No future issuances were made under the 2019 Plan upon the effectiveness of the 2024 Plan.

As of December 31, 2023 the total number of shares authorized to be issued under the 2019 Plan was 4,078,285. As of March 31, 2024, the total number of shares authorized to be issued under the 2024 Plan was 2,000,000. As of March 31, 2024 and December 31, 2023, there were 849,847 and 251,450 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan and 2019 Plan, respectively.

Adoption of Employee Stock Purchase Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the execution of the underwriting agreement related to the IPO. A total of 250,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 and continuing through, and including, January 1, 2034, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 750,000 shares; provided, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of March 31, 2024, the

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company had not opened the ESPP for enrollment, and therefore there were no purchases or share issuances during this period.
Stock Options
The options have a 10-year life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service. Once the options are exercised, the shares are subject to transfer restrictions under the terms of the Company’s amended and restated certificate of incorporation.
The Company did not grant any new options during the three months ended March 31, 2023.The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 for awards subject only to service-based vesting conditions were $11.74 per share, which were based on the following weighted-average assumptions:

2024
Exercise price	$15.32
Fair value of common stock	$15.32
Expected term (in years)	6.0
Expected volatility	91.0%
Risk-free rate	4.0%
Dividend yield	0.0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, December 31, 2023	2,878	$4.48	8.7	$7,794
Granted	1,116	15.32
Exercised	(69)	0.16		497
Forfeited and cancelled	(19)	6.23
Outstanding, March 31, 2024	3,906	$7.65	8.9	$30,374
Exercisable at March 31, 2024	1,032	$3.38	7.5	$12,361
As of March 31, 2024, there was approximately $20.2 million of unrecognized stock-based compensation expense related to these service-based unvested stock options which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
The table below summarizes activity related to restricted stock units (“RSUs”) subject only to service-based vesting conditions (in thousands, except per share amounts):

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Shares	Weighted- average grant date fair value per share
Outstanding, December 31, 2023	—	$—
Granted	54	14.88
Vested	—	—
Forfeited and cancelled	—	—
Outstanding, March 31, 2024	54	$14.88

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of March 31, 2024, the total unrecognized compensation related to unvested RSUs granted was $0.8 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.9 years.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue any Performance Awards during the three months ended March 31, 2024 and 2023. The Performance Awards have a contractual term of ten years.
During the three months ended March 31, 2023, clinical milestones were met which resulted in the vesting of 33,720 Performance Awards and the recognition of $0.1 million of stock-based compensation expense. During the three months ended March 31, 2024, certain financial milestones were met which resulted in the vesting of 194,835 Performance Awards and the recognition of $0.9 million of stock-based compensation expense. As of March 31, 2024, there were 592,748 Performance Awards still outstanding, with a weighted-average exercise price of $4.63 per share, of which none remain unvested. The remaining contractual life of the Performance Awards was 9 years as of March 31, 2024.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$924	$427
General and administrative	1,255	57
Total stock-based compensation expense	$2,179	$484
Restricted Stock Awards
As of March 31, 2024 and December 31, 2023, there were 8,430 and 21,075 shares of unvested restricted stock outstanding, respectively, all originally granted in June 2020 to the Company’s Chief Executive Officer, which will continue to vest monthly through June 2024. There is no related compensation expense associated with the restricted stock awards.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Income Taxes
There is no provision for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of March 31, 2024 and December 31, 2023.
8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock

Upon closing of the IPO in February 2024, all of the outstanding convertible preferred stock automatically converted into 13,664,261 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
At December 31, 2023, convertible preferred stock consisted of the following (in thousands):

Share Class	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
Series Seed Preferred	3,709	3,709	$7,674	$7,722
Series A Preferred	7,251	6,785	30,489	31,887
Series B Preferred	9,877	9,877	58,918	62,095
Series C Preferred	10,675	9,548	44,396	45,000
Total	31,512	29,919	$141,477	$146,704
Preferred Stock
In January 2023, the Company sold 4,166,667 additional shares of Series B Preferred Stock to a new investor at $6.00 per share for gross proceeds of $25.0 million.
Series A Preferred Stock Warrants
In May 2021, in connection with the closing of the Series A Preferred Stock Agreement, the Company issued warrants to the lead Series A investor to purchase an aggregate of 465,917 shares of Series A Preferred Stock (“Series A Preferred Stock Warrants”) at a price of $4.6996 per share (“Exercise Price”). The Series A Preferred Stock Warrants expire, and if not earlier exercised, will be automatically net exercised, on the earliest to occur of (i) the closing of a deemed liquidation event; (ii) the closing of the sale of shares of common stock in a public offering resulting in at least $75.0 million of gross proceeds and a share price of at least $15.68 per share (one and one half times the Exercise Price as adjusted by the reverse stock split discussed in Note 1); (iii) immediately prior to the consummation of a SPAC transaction in which the combined company, immediately following the closing of the SPAC transaction, holds at least $75.0 million in unrestricted cash; or (iv) May 3, 2026.
As of March 31, 2023, the Company remeasured the fair value of the Series A Preferred Stock Warrants. The remeasured fair value of the Series A Preferred Stock Warrants as of March 31, 2023 was $1.7 million, resulting in an immaterial non-cash expense which was recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023.

In February 2024, in connection with the IPO, the Series A Preferred Stock Warrants were exercised and net settled for shares of the Company’s common stock, which resulted in the issuance of 72,631 shares of common stock. The Company remeasured the fair value of the Series A Preferred Stock Warrants immediately prior to their exercise, resulting in an insignificant change in fair value from December 31, 2023. The resulting warrant liability was then extinguished upon the net exercise.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

K2 Warrant
In December 2022, in connection with the closing of the Loan Agreement, the Company issued a warrant to the Lender to purchase a number of shares of the Company’s Series B convertible preferred stock, or at Lender’s election, next round stock (“K2 Warrant”). The number of shares of convertible preferred stock issuable upon exercise of the warrant is equal to (a) (i) 0.0375, multiplied by (ii) the aggregate principal amount of term loans actually funded under the Loan Agreement, divided by (b) the warrant price then in effect. If exercised for Series B preferred stock, the exercise price is $6.00 per share, which would result in the issuance of an aggregate of 62,500 shares of Series B Preferred Stock. In January 2023, the Company completed a forward stock split of outstanding Series B Preferred Stock of 1.1156 for 1 to give effect to the $6.00 per share price across the entire Series B Preferred Stock share class. Following the sale and issuance of the Series C Preferred Stock in November 2023 and as of December 31, 2023, the exercise price of the warrants is $4.7132 per share, which would result in the issuance of an aggregate of 79,564 shares of Series C Preferred Stock. Following the conversion of Series C Preferred Stock to common stock upon the completion of the IPO in February 2024, the K2 Warrant became a warrant to purchase up to an aggregate of 35,773 shares of the Company’s common stock at an exercise price of $10.49 per share. The K2 Warrant was remeasured to fair value immediately prior to the conversion to a common stock warrant, and the change in fair value since December 31, 2023 was $0.2 million. The Company determined that the K2 Warrant is equity-classified, and therefore the resulting warrant liability was reclassified to permanent equity, and is not subject to future remeasurement.
The following table summarizes the change in fair value of the preferred stock warrant liability, a Level 3 recurring fair value measurement, for the three months ended March 31, 2024 (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2023	$1,352
Issuance of Preferred Stock Warrants	—
Exercise	—
Expiration	—
Change in fair value	243
Balance at February 2, 2024	$1,595
Reclassification to equity	$(1,595)
Balance at March 31, 2024	$—

Common Stock and Authorized Shares
As of March 31, 2024 and December 31, 2023, the Company had 500,000,000 and 52,000,000 authorized shares of common stock, respectively, with a par value of $0.0001 per share, of which 26,883,990 and 3,832,134 shares, respectively, were legally issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of March 31, 2024, no shares of preferred stock were issued or outstanding.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2024 and December 31, 2023, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	March 31, 2024	December 31, 2023
Series Seed Preferred Stock	—	1,668
Series A Preferred Stock	—	3,051
Series B Preferred Stock	—	4,653
Series C Preferred Stock	—	4,293
Series A Preferred Stock Warrants	—	209
K2 Warrant	36	36
Stock options issued and outstanding	4,498	3,471
Stock options available for future grant	850	251
Total	5,384	17,632
9. Loss Per Share
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
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	March 31,
	2024	2023
Convertible Preferred Stock (as if converted)	—	9,371
Preferred Stock Warrants	—	238
Common Stock Warrant	36	—
Restricted Stock Units and Award	62	59
Stock options issued and outstanding	4,498	2,001
Total	4,596	11,669
10. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of March 31, 2024.
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.
11. Retirement Plan
The Company has established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the full-time employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. Beginning in January 2022, the 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 3% of an

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
employee’s eligible annual compensation. The Company recorded matching contributions of less than $0.1 million for both three months ended March 31, 2024 and 2023.
12. Subsequent Events

MedRx Milestone

In April 2024, the Company announced positive Phase 1 results for ALTO-101, a novel PDE4 inhibitor in development for schizophrenia. Under the terms of the development agreement between the Company and MedRx, upon this achievement of the desired pharmacokinetic profile for ALTO-101, MedRx is eligible to receive a milestone payment comprised of $0.75 million, payable in cash, as well as 46,875 shares of the Company’s common stock. The Company will recognize this expense and make the related payment during the three months ending June 30, 2024. The equity portion of the milestone payment was based on a price per share of $16.00 based on the terms of the MedRx Agreement, and will result in the issuance of 46,875 shares of common stock, which will be subject to a lockup agreement restricting the sale of shares until July 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to those identified below and those set forth in the section titled “Risk Factors” under Part II, Item 1A.
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Building on more than a decade of research by our founder, Dr. Amit Etkin, we aim to deeply understand brain function and match patients to the right medication more efficiently through the use of treatments that, if approved, are tailored to specific patient populations. As a result, we believe we can help patients avoid the often lengthy process of trying multiple ineffective treatments before finding one to which they respond, potentially helping patients get better faster. Through insights derived from our scalable and proprietary Precision Psychiatry Platform, or our Platform, which applies rigorous data science and robust analytics to data gathered by neurocognitive assessments, electroencephalography, or EEG, and wearable devices, we aim to discover brain-based biomarkers to better identify which patients are more likely to respond to our novel product candidates. Our approach is designed to improve patient outcomes and increase the likelihood of clinical success and commercial impact of our product candidates by using neurobiological profiles to identify more homogeneous patient groups. We build upon and leverage vast data sets of longitudinal clinical and biomarker data from thousands of patients across central nervous system, or CNS, disorders, which we believe serves as a foundation for applying our approach across numerous patient populations. Ultimately, if we are successful, we believe our approach can substantially improve upon the traditional, all-comer approach to CNS drug development. Our current pipeline consists of five clinical-stage assets initially targeting major depressive disorder, or MDD, and schizophrenia populations characterized by independent brain-based biomarkers. Each of our clinical-stage product candidates has been evaluated through at least initial Phase 1 clinical trials and observed to be well tolerated. Our most advanced programs, including our two product candidates being evaluated in ongoing late-stage (Phase 2b or later) trials, are supported by prospectively replicated evidence of clinical activity in biomarker-characterized populations.
We have successfully completed Phase 2a trials for our two most advanced product candidates, ALTO-100 and ALTO-300, in more than 200 patients each. In each of these trials, we identified patient populations who demonstrated greater response based on objectively defined biomarker profiles, and then prospectively replicated these biomarker findings in independent datasets from within the same trial. Based on these biomarker findings we initiated a placebo-controlled, double-blind, randomized Phase 2b trial for each candidate in patients with MDD characterized by an objective biomarker. Specifically, in the ALTO-100 Phase 2b trial we are targeting enrollment of 266 patients with MDD characterized by a cognitive biomarker, and we expect to report topline data from this trial in the second half of 2024; and in the ALTO-300 Phase 2b trial we are targeting enrollment of 200 patients with MDD characterized by an EEG biomarker, and we expect to report topline data from this trial in the first half of 2025. We estimate one or both of these two independent biomarkers are present in approximately three-quarters of the overall MDD population. We plan to review the development of ALTO-100 and our biomarker approach with the U.S. Food and Drug Administration, or FDA, in a Type C meeting on June 18, 2024.
In addition to our two most advanced programs, we recently initiated a proof-of-concept, or POC, trial evaluating ALTO-203, a novel histamine H3 receptor inverse agonist, in patients with MDD and higher levels of anhedonia, or the lack of motivation or pleasure. The Phase 2 POC trial is targeting enrollment of 60 patients and we expect to report topline data from this trial in the first half of 2025. We are also developing ALTO-101, a novel PDE4 inhibitor for patients with cognitive impairment associated with schizophrenia, or CIAS. In April 2024 we reported positive Phase 1 data from a healthy volunteer trial evaluating a proprietary transdermal formulation of ALTO-101. In the trial, transdermal delivery of ALTO-101 resulted in significantly higher drug exposure in plasma and a more favorable tolerability profile than that observed with oral administration of ALTO-101. We plan to initiate a Phase 2 POC trial evaluating ALTO-101 in patients with CIAS in the first half of 2024. We also plan to develop ALTO-202, our novel, oral N-methyl-D-aspartate, or NMDA, receptor antagonist, for the treatment of patients with MDD.

Our pipeline of clinical-stage product candidates is depicted below:
Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Precision Psychiatry Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds of approximately $275.6 million from equity financings (including from our initial public offering, or IPO, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $13.4 million and $7.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $90.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
•continue to progress the clinical development of our product candidates, including ALTO-100 and ALTO-300 in ongoing Phase 2b clinical trials, ALTO-203 in an ongoing proof-of-concept trial, and ALTO-101 through a planned proof-of-concept trial;
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

As a result, we will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval, and prepare for and, if any of our product candidates are approved, proceed to commercialization. Until such time, if ever, as we can generate substantial revenue from product sales to support our cost structure, we expect to finance our operating activities through a combination of public or private sales of equity, government or private party grants, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all.
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
As of March 31, 2024, we had cash and cash equivalents of $205.9 million. During the three months ended March 31, 2024, we raised net proceeds of approximately $132.9 million through our IPO. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. See “—Liquidity and Capital Resources.”
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
•expenses incurred in connection with the clinical development of our product candidates, including under agreements with clinical sites and contract research organizations, or CROs;
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

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on borrowings under our loan and security agreement, and non-cash changes in the fair value of our outstanding preferred stock warrant liability. During the three months ended March 31, 2024, in connection with the IPO, the Series A Preferred Stock Warrants were net exercised and settled in common stock and the K2 Warrant was converted into a common stock warrant (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report); as a result, both of these warrants are treated as equity instruments prospectively. Therefore, there will be no incremental changes to the fair value of preferred stock warrants in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023

Operating expenses:
Research and development	$9,952	$5,609
General and administrative	4,434	1,592
Total operating expenses	14,386	7,201
Loss from operations	(14,386)	(7,201)
Other income (expense):
Interest income	1,558	230
Interest expense	(346)	(324)
Change in fair value of warrant liability	(243)	11
Total other income (expense), net	969	(83)
Net loss	$(13,417)	$(7,284)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023

Direct external program expenses:
ALTO-100	$2,207	$1,494
ALTO-300	1,116	468
ALTO-101	406	114
ALTO-203	620	22
Other clinical development	403	328
Licenses	24	17
Internal and unallocated expenses:
Personnel-related costs	4,353	2,787
Other unallocated expenses	823	379
Total research and development expenses	$9,952	$5,609
Research and development expenses were $10.0 million for the three months ended March 31, 2024, compared to $5.6 million for the three months ended March 31, 2023. The increase of $4.3 million was primarily due the following:

•an increase of approximately $1.4 million related to our ongoing ALTO-100 and ALTO-300 Phase 2b clinical trials, which began in 2023; and
•an increase of $1.6 million in salary and personnel related costs, which includes $0.5 million of non-cash stock based compensation.
General and Administrative Expenses
General and administrative expenses were $4.4 million for the three months ended March 31, 2024, compared to $1.6 million for the three months ended March 31, 2023. The increase of $2.8 million was primarily due to the following:

•a $1.7 million increase in salary and personnel-related costs, which includes $1.2 million of non-cash stock-based compensation; and
•a $0.9 million increase primarily in professional fees related to being a publicly traded company.
Other Income (Expense)
Other income, net increased $1.1 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to an increase in interest income of $1.3 million related to higher interest earned on our money market funds due to larger cash balances invested, offset by $0.2 million of expense related to the change in fair value of the K2 Warrant that was remeasured immediately prior to its conversion to a common stock warrant, which occurred at the time of the IPO.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. We have not yet commercialized any of our product candidates, which are in various phases of development, and we do not expect to generate revenue from sales of any of our product candidates for several years, if at all. As we progress through the phases of development, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods. To date, we have funded our operations primarily through the aggregate net proceeds of approximately $275.6 million from equity financings (including from our IPO and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $205.9 million and $82.5 million, respectively.
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
The Term Loan matures on December 1, 2026. The Loan Agreement provides for an interest only period until January 1, 2025, which may be extended to January 1, 2026 subject to certain conditions, following which the Terms Loan shall be repaid in equal monthly payments through the maturity date, see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further details.

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023

Net cash used in operating activities	$(10,983)	$(7,524)
Net cash used in investing activities	(224)	(21)
Net cash provided by financing activities	134,559	25,000
Effect of exchange rate changes on cash and cash equivalents	(5)	(19)
Net increase in cash and cash equivalents	$123,347	$17,436
Operating activities
Net cash used in operating activities was $11.0 million for the three months ended March 31, 2024, as compared to $7.5 million for the three months ended March 31, 2023. The increase in cash used was primarily the result of the increase in net loss of $6.1 million, primarily attributable to our increased spending on research and development expenses. The increase in net loss was offset by increased non-cash stock based compensation expenses which increased by $1.7 million to $2.2 million for the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023. The increase in net loss in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was also offset by an increase in accounts payable of $1.1 million in three months ended March 31, 2024 compared to a decrease in accounts payable of $0.6 million in three months ended March 31, 2023. In addition, cash flow used in operations increased due to an increase in prepaid assets related to prepaid insurance.
Investing activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2024, for corporate and clinical trial related capital expenditures, specifically EEG machines utilized in our clinical trials. The net cash used in investing activities for the three months ended March 31, 2023 was not material.
Financing activities
Net cash provided by financing activities was $134.6 million for the three months ended March 31, 2024 primarily related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $2.9 million of other offering expenses paid during the three months ended March 31, 2024.
Net cash provided by financing activities was $25.0 million for the three months ended March 31, 2023, related to the issuance of Series B convertible preferred stock.
Future Funding Requirements
We believe that our existing cash and cash equivalents of $205.9 million will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of March 31, 2024 consist primarily of obligations under our Term Loan. For additional information regarding our Term Loan, see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
In addition, we enter into agreements in the normal course of business with clinical trial sites, CROs, CMOs, and other vendors for research and development services. Such agreements generally provide for termination upon limited written notice. These payments are therefore not included in our contractual obligations discussion above. For additional information regarding our contractual obligations and commitments, see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

License Agreement with Stanford University

In December 2019, we entered into an exclusive license agreement with equity, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, which was subsequently amended in May 2020 and December 2023. Under the terms of the Stanford Agreement, we obtained a worldwide, royalty-bearing license, with the right to sublicense during the exclusive term only, under certain patent rights in five patent families relating to brain stimulation, electroencephalogram and functional MRI that we could use to guide treatment of psychiatry patients, or the Stanford Licensed Patents, and under certain technology relating to the inventions covered by the Stanford Licensed Patents, or the Stanford Licensed Technology, to make, have made, use, import, offer for sale and sell licensed products for use in any indication. For a detailed description of the financial terms of the Stanford Agreement, see Note 5 to the Condensed Consolidated Financial Statements. For additional information on the terms of the Stanford Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with Sanofi

In May 2021, we entered into a license agreement, or the Sanofi Agreement, with Sanofi, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how of Sanofi relating to a PDE4 inhibitor compound, now known as ALTO-101, to use, have used, develop, have developed, manufacture, have manufactured, commercialize, have commercialized or otherwise exploit ALTO-101 and products incorporating ALTO-101, or the Sanofi Licensed Products, for all human therapeutic, prophylactic and diagnostic uses. We also obtained a non-exclusive, worldwide license to use certain other specified know-how licensed to Sanofi by a specified third party to exploit Sanofi Licensed Products solely with respect to Parkinson’s disease. For a detailed description of the financial terms of the Sanofi Agreement, see Note 5 to the Condensed Consolidated Financial Statements. For additional information on the terms of the Sanofi Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with Cerecor

In May 2021, we entered into a patent and know-how license agreement, or the Cerecor Agreement, with Cerecor Inc. (n/k/a Avalo Therapeutics, Inc.), or Cerecor, pursuant to which we obtained an exclusive worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how owned or controlled by Cerecor relating to an NR2B inhibitor compound now known as ALTO-202, including certain rights licensed to Cerecor by Essex Chemie AG, or Merck, to research, develop, make, have made, use, import, offer for sale and sell ALTO-202 and products incorporating ALTO-202, or Cerecor Licensed Products, for the prevention, diagnosis and/or treatment of all diseases in humans. For a detailed description of the financial terms of the Cerecor Agreement, see Note 5 to the Condensed Consolidated Financial Statements. For additional information on the terms of the Cerecor Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023

Teva Asset Purchase Agreement

In October 2021, we entered into an asset purchase agreement, or the Teva Agreement, with Teva Pharmaceutical Industries, Ltd. and its affiliate Cephalon, Inc., or together Teva, pursuant to which we acquired patents, know-how and other rights to ALTO-203 and a specified related compound, or Teva Acquired Compounds, and we assumed all post-acquisition liabilities related thereto For a detailed description of the financial terms of the Teva Agreement, see Note 5 to the Condensed Consolidated Financial Statements. For additional information on the terms of the Teva Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Palisade Asset Purchase Agreement

In October 2021, we entered into an asset transfer agreement, or the Palisade Agreement, with Palisade Bio, Inc., or Palisade, pursuant to which we acquired all patent, know-how and other rights to ALTO-100. Palisade also transferred and assigned to us all right, title, and interest in, to, and under that certain exclusive license agreement, or the Dow Agreement, between Dow Agrosciences LLC, or Dow, and Palisade (f/k/a Neuralstem, Inc.), dated as of December 1, 2016, pursuant to which we licensed patent rights covering an intermediate compound in the manufacturing process for ALTO-100. For a detailed description of the financial terms of the Palisade Agreement, see Note 5 to the Condensed Consolidated Financial Statements. For additional information on the terms of the Palisade Agreement and the related License Agreement with Dow Agrosciences LLC, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with MedRx

In September 2023, we entered into a joint development and license agreement, or the MedRx Agreement, with MedRx Co., Ltd., or MedRx, pursuant to which we obtained an exclusive, sublicensable, worldwide license, with the right to sublicense, under certain patent rights and know-how of MedRx relating to transdermal drug delivery to develop (excluding any pre-clinical development), manufacture, and commercialize transdermally delivered pharmaceutical products comprising MedRx’s transdermal patch technology and our ALTO-101, or MedRx Licensed Product, for all therapeutic, prophylactic, and diagnostic uses. We granted MedRx an exclusive, sublicensable, worldwide license under certain patent rights and know-how relating to ALTO-101 owned or controlled by us, including certain patents and know how licensed to us pursuant to the Sanofi Agreement, solely to conduct pre-clinical development and manufacturing of the MedRx Licensed Products for us in accordance with the MedRx Agreement and a separate manufacturing and supply agreement to be entered into between us and MedRx. For a detailed description of the financial terms of the MedRx Agreement, see Note 5 to the Condensed Consolidated Financial Statements. For additional information on the terms of the MedRx Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

In April 2024 we achieved a milestone under the MedRx Agreement and will pay MedRx $0.75 million in cash and issue 46,875 shares of our common stock during the three months ended June 30, 2024, see discussion in Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Other than the milestone under the MedRx Agreement, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of March 31, 2024.
Critical Accounting Policies and Significant Judgments and Estimates
There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2023 filed with the SEC on March 21, 2024.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in the JOBS Act, and we may remain an emerging growth company for up to five years following the completion of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in our Annual Report on Form 10-K, we provided only two years of audited financial statements and did not include all of the executive compensation-related information that would be required if we were not an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Part II
Item 1. Legal Proceedings

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and their related notes included elsewhere in this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results, and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results, and financial condition.
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
•If we are unable to obtain and maintain sufficient intellectual property protection for our Platform, technologies, and product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making, and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents in ALTO-100 are due to expire in 2024 and patents covering its method of manufacturing are due to expire in 2030, our composition of matter patents in ALTO-202 are due to expire in 2024 and 2026 in foreign countries and the U.S., respectively, (compound) and 2035 (polymorph), and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees.
•Our rights to develop and commercialize our product candidates, our Platform, or other technologies are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Stanford, Sanofi, and MedRx. The terms of these licenses may be inadequate to protect our competitive position on products or product candidates for a sufficient amount of time. For example, our patent rights under the terms of our exclusive license agreement with Stanford are only exclusive until December 2029, at which time such rights will become nonexclusive, and our rights under certain technology relating to the inventions covered by such patents are nonexclusive. Further, if we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to product candidates, or data from third parties, we could lose such rights that are important to our business.
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
For the three months ended March 31, 2024 and 2023, our net losses were approximately $13.4 million and $7.3 million, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $90.4 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and Platform, research and development, and clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. We anticipate that our expenses will increase substantially if, and as, we:
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
As of March 31, 2024, we had $205.9 million of cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of filing of this Quarterly Report, including funds raised from the IPO, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:
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
•our ability to mitigate the impact of adverse macroeconomic conditions or geopolitical events, including the residual effects of the COVID-19 pandemic, the ongoing conflicts between Ukraine and Russia and in the Middle East, geopolitical tensions in China, recent bank failures, inflation and increased interest rates, or other factors on our preclinical and clinical development or operations;
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in business, products, and technologies.
We will require substantial additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Market volatility resulting from adverse macroeconomic conditions or geopolitical events, including the ongoing conflicts between Ukraine and Russia and in the Middle East, geopolitical tensions in China, recent bank failures, inflation and increased interest rates, or other factors may further adversely impact our ability to access capital as and when needed. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends, or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.
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
Under the terms of certain of our license and acquisition agreements, the counterparties to such agreements are entitled to substantial contingent payments upon the occurrence of certain events. For example, under the terms of our license agreement with Sanofi, we will be required to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the achievement of certain one-time development and regulatory approval milestones with respect to ALTO-101, and, if regulatory approval is achieved, up to an aggregate amount of $102.0 million in commercial milestone payments and a tiered royalty on aggregate annual worldwide net sales at percentages ranging from the mid-to-high single digits. Under the terms of our license agreement with Cerecor, we will be required to pay Cerecor or Merck, depending on the milestone, up to an aggregate of $59.1 million if we achieve certain development, regulatory, and first commercial sale milestones for ALTO-202. If we successfully commercialize ALTO-202, we will be required to pay Merck sales milestones in an amount of up to $15.0 million. Beginning on the date of our first commercial sale of ALTO-202, we will also be obligated to pay Merck and Cerecor tiered royalties on aggregate annual worldwide net sales at percentages in the high single digits, in addition to potential payments in respect of a companion diagnostic product. Pursuant to our asset purchase agreement with Teva, pursuant to which we acquired the rights to ALTO-203, we may be required to pay up to an aggregate of $27.0 million upon the achievement of certain development and regulatory approval milestones, and up to $35.0 million for the achievement of certain tiered sales milestones, as well as tiered royalties on worldwide annual net sales at percentages ranging from the mid-single-digit to ten percent. Pursuant to our joint development and license agreement with MedRx, we are required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for ALTO-101 with respect to a first indication ($1.5 million of which is payable to MedRx in connection with the achievement of the desired pharmacokinetic profile for ALTO-101 through a combination of cash and shares of our common stock), an additional milestone in the mid single digit millions for each additional approved distinct indication for ALTO-101, as well as sales milestones based on the achievement of specified levels of aggregate annual worldwide net sales of up to $110.0 million in the aggregate and a mid-single digit royalty on annual, worldwide net sales. If we achieve certain development and regulatory approval milestones for a product that contains ALTO-100 or is otherwise derived from assets we acquired from Palisade we will be required to pay Palisade up to an aggregate of $4.5 million. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” elsewhere in this Quarterly Report for additional information regarding these agreements.
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
In addition, certain of our primary or secondary endpoints in our clinical trials, including our currently ongoing Phase 2b clinical trials of ALTO-100 and ALTO-300 and our currently ongoing Phase 2 clinical trial of ALTO-203 in patients with MDD, involve subjective assessments by physicians and/or patients, which can increase the uncertainty of clinical trial outcomes. For example, primary endpoints include the change in MADRS score from baseline to week six, which requires patients or examiners to undertake a questionnaire regarding ten symptoms at the beginning and end of the trial. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.
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
In the United States, the laws and regulations governing the marketing of companion diagnostics are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. We currently anticipate that certain of our therapeutic product candidates will require us to develop and obtain FDA approval of a companion diagnostic for such therapeutic product candidates. This includes certain software applications, such as software that we are developing to identify biomarkers, that may meet the definition of a medical device and be subject to FDA premarket authorization, depending on its classification and software function. The approval or clearance of the therapeutic with a labeled limitation on use in only those patients who receive certain results using a companion diagnostic will limit the marketing of the product candidate, if approved, to only those patients who express the biomarker detected by the companion diagnostic. We expect to initiate discussions with the FDA concerning the development of companion diagnostics at our end of Phase 2 meetings with respect to ALTO-100 and ALTO-300. See the section titled “Business—Government Regulation—FDA Regulation of Companion Diagnostics and Clinical Decision Support Software” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
The process of obtaining marketing approvals, both in the United States and abroad, is expensive, often takes many years following the commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved , as well as the target indications and patient populations. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may delay, limit, or deny approval of a product candidate for many reasons, or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods, and agreements with pricing authorities.

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
Although the development and commercialization of our current product candidates for the treatment of MDD and schizophrenia are our primary focus, as part of our longer-term growth strategy, we plan to evaluate our current product candidates in other indications (such as bipolar disorder, Parkinson’s disease, and post-traumatic stress disorder) and develop other product candidates. We intend to evaluate internal opportunities from our current product candidates or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products, if approved, will be manufactured or produced economically, successfully commercialized, or widely accepted in the marketplace, or be more effective than other commercially available alternatives.
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
We intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation in an effort to obtain regulatory approval for our product candidates; however, the process of developing our product candidates may be more complex and time-consuming relative to other more well-known approaches to drug development. We cannot be certain that our approach will lead to the development of product candidates that effectively and safely address CNS disorders.
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
We conduct much of our clinical trial work (e.g., clinical and medical monitoring, data management, and project management) with internal personnel, though we selectively employ CROs when conducting our Phase 1 pharmacodynamic trials and use certain CRO and/or vendor services (e.g., biostatistics, pharmacovigilance, central raters, and rater training and remediation services) to augment our internal expertise. We also rely on our internal, proprietary systems for some data, Spectra, Altoscope, and TechCheck. See the section titled “Business—Our Differentiated Approach and Capabilities—Our Precision Psychiatry Platform—Computerized Neurocognitive Battery,” and “—EEG” in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, some of our trials include a decentralized clinical trial component supported by our internal personnel wherein clinical trial activity occurs in the participant’s home or at a local health care facility and includes virtual elements of care, exposing us to increased risk of variability and lack of control of the clinical trial. See the section titled “Business—Our Differentiated Approach and Capabilities—Our Internal Clinical Development Expertise and Decentralized Clinical Trial Infrastructure” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, we had 67 total employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
Additionally, remote work has become more common with approximately 60% of our employees working remotely. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
Our current corporate and IT infrastructure operations are predominantly located in California. Any unplanned event, such as flood, wildfire, explosion, earthquake, extreme weather condition, medical epidemic such as the COVID-19 pandemic, power shortage, telecommunication failure, or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or man-made disasters on our current or future third-party CMOs and CROs located globally, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage, or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our current or future CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations, and prospects.
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
Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in any of our or our collaborators’ or licensors’ patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents in ALTO-100 are due to expire in 2024, our composition of matter patents in ALTO-202 are due to expire in 2024 and 2026 in foreign countries and the U.S., respectively, (compound) and 2035 (polymorph), and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. Similarly, patents for pharmaceutical formulations containing pharmaceutical product candidates may provide an additional form of intellectual property protection, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our or our collaborators’ or licensors’ pending patent applications directed to pharmaceutical formulations containing our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. In addition, we cannot be certain that the claims of such patents, if granted, will be sufficiently broad to effectively prevent competitors from working around our claimed inventions by developing an alternative formulation and thereby competing with us without infringing our patent rights. Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside methods of use included in our patents. Moreover, even if competitor products are not approved for use in our patented indications, and our competitors do not actively promote their product for indications that are covered by our patents, clinicians may prescribe these competitor products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement is difficult to prevent or prosecute. Like method of use patents, patents relating to our Platform protect the platform for the method specified in the patent claims. This type of patent does not prevent a competitor from developing alternative technologies to identify biomarkers or target patient populations. Even if competitors copy our Platform, infringement may be difficult to determine, prevent, or prosecute.
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
Our rights to develop and commercialize our product candidates, our Platform, or other technologies are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Stanford, Sanofi, and MedRx. The terms of these licenses may be inadequate to protect our competitive position on products or product candidates for a sufficient amount of time. Further, if we fail to comply with our obligations in the agreements under which we in-

license or acquire development or commercialization rights to product candidates, or data from third parties, we could lose such rights that are important to our business.
We are heavily reliant upon licenses to certain patent rights and other intellectual property that are relevant to our Platform or are important or necessary to the development of ALTO-101 or our other current or future biomarker platform and product candidates. For example, we depend on licenses from Sanofi and MedRx for certain intellectual property relating to the development and commercialization of ALTO-101. Although we conduct diligence on intellectual property that is the subject of our in-licenses at the time of entry into the applicable agreements, these third party licensors may have relied upon, and any future licensors may rely upon, third-party companies, consultants, or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize ALTO-101 or our other current or future product candidates that are or may be the subject of such licensed rights could be adversely affected. Further development and commercialization of ALTO-101 and development of any future product candidates may, require us to enter into additional license or collaboration agreements. Additionally, under the terms of the Stanford Agreement, we obtained a worldwide, royalty-bearing license, with the right to sublicense during the exclusive term only, under certain patent rights in five patent families relating to brain stimulation, electroencephalogram and functional MRI that are applicable to guiding treatment of psychiatry patients in our Platform, or the Stanford Licensed Patents, and under certain technology relating to the inventions covered by the Stanford Licensed Patents, or Stanford Licensed Technology, to make, have made, use, import, offer for sale and sell licensed products for use in any indication. Our rights under the Stanford Licensed Patents are only exclusive until December 2029, at which time such rights will become non-exclusive, and our rights under the Stanford Licensed Technology are non-exclusive. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property licensed thereunder, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize our product candidates in the future.
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
In addition, we may license certain rights under the relevant agreements on a non-exclusive basis or we may license exclusive rights that may become nonexclusive after a period of time. For example, under the terms of the Stanford Agreement, our rights under the Stanford Licensed Patents relating to certain Platform patents are exclusive until December 2029, at which time it will become non-exclusive, and our rights under the Stanford Licensed Technology are non-exclusive.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing, and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or candidates are commercialized. For example, issued patents covering the composition of ALTO-100 are due to expire in 2024, and patents covering the method of its manufacturing are due to expire in 2030, patents covering the composition of ALTO-202 are due to expire in 2024 and 2026 in foreign countries and the U.S., respectively, (compound) and 2035 (polymorph), and patents covering the composition of ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. As a result, our owned and licensed patent portfolio may not provide us with sufficient and continuing rights to exclude others from commercializing products similar or identical to ours.
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
Additionally, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws within the United States. We may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Additionally, although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed, whether inadvertently or through intentional acts of current or departing employees, or that competitors will not otherwise gain access to our trade secrets. If our trade secrets are not adequately protected, our business, financial condition, results of operations, and prospects could be adversely affected.
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
Reliance on third-party manufacturers entails additional risks such as limitations on supply availability resulting from capacity and scheduling constraints of third parties; the possible breach of manufacturing agreements by third parties because of factors beyond our control; the possible termination or non-renewal of the manufacturing agreements by the third party, at a time that is costly or inconvenient to us; failure to manufacture our product according to our schedule or at all; and the possible misappropriation of our proprietary information, including our trade secrets and know-how. Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or geopolitical tensions such as geopolitical tensions in China. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to participants in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement, which would have a material adverse impact on our financial position.
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
We depend on sole source and limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. For example, active pharmaceutical ingredients, or API, and drug product for ALTO-101 and ALTO-203 are manufactured by our supplier in China. We do not currently have long-term supply contracts with any of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations, and prospects.
Furthermore, the climate of geopolitical tensions in China affecting global supply chains could impact our ability to continue to source API and drug product for ALTO-101 and ALTO-203 from our supplier in China. Certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such restrictions could cause delays, disruptions, and cost increases in our studies for ALTO-101 and ALTO-203 or have other adverse effects on the development of our product candidates and our business operations.

In addition, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations, and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of sole source or limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on limited or sole source suppliers, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.
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
•reduced protection for intellectual property rights, including trademark protection, in some countries, particularly China as suggested by recent disclosure allegations against certain Chinese CMOs;
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
In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which will apply from January 12, 2025, intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. Entry into application of the HTA regulation is anticipated to increase reliance by competent national authorities on reference pricing mechanisms, the mechanism whereby countries reflect the reimbursement price in other EU member states. This has the potential to result in a decrease in reimbursement price in a number of EU member states to reflect the price fixed in the EU member state with the lowest reimbursement price.
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
For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
An active and liquid trading market for our common stock may not continue to develop or be sustained.
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
•adverse macroeconomic conditions or geopolitical events, including any residual effects of the COVID-19 pandemic, the conflict between Ukraine and Russia, the conflict in the Middle East, geopolitical tensions in China, high levels of inflation, heightened interest rates, and recent bank failures;
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
•adverse macroeconomic conditions or geopolitical events, including any residual effects of the COVID-19 pandemic, the conflict between Ukraine and Russia, the conflict in the Middle East, geopolitical tensions in China, high levels of inflation, heightened interest rates, and recent bank failures;
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
•expiration of market standoff or lock-up agreements;
•conditions and trends in the pharmaceutical, biotechnology, and other industries;
•recruitment and departures of key personnel;
•regulatory developments within, and outside of, the United States, including changes in the structure of health care payment systems;
•litigation or arbitration;
•general economic, political, and market conditions and other factors; and
•the occurrence of any of the risks described in this section titled “Risk Factors”.
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
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in this Quarterly Report and our future periodic reports and proxy statements, and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.
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
We also are a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
As of May 10, 2024, we had outstanding 26,883,990 shares of common stock. Of these shares, substantially all of the 9,246,000 shares sold in the IPO (excluding any shares sold in the directed share program implemented in connection with the IPO) are freely tradable and, subject to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, substantially all of our additional shares of common stock will be available for sale in the public market on July 30, 2024, which is 180 days after the date of the final prospectus filed in connection the IPO, following the expiration of lock-up agreements between some of our stockholders and the underwriters and/or market stand-off provisions. Jefferies LLC, Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which, subject to the restrictions of Rule 144, would allow for earlier sales of shares in the public market. In addition, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 5,721,134 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-

year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study and the fact that there may be additional ownership changes in the future or as a result of changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As a result of the foregoing, we have a full valuation allowance for deferred tax assets, including our NOL carryforwards.
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
Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine conflict, conflict in the Middle East, and geopolitical tensions in China). The financial institutions in which we hold our cash and cash equivalents are subject to risk of failure. For example, recent events surrounding certain banks, including Silicon Valley Bank, First Republic Bank, and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. As of March 31, 2024, we have no direct exposure to such banks. While we do not expect further developments with any such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1, 2024 through March 31, 2024, we issued the following unregistered securities:

•68,964 shares of common stock were issued upon the exercise of options for aggregate consideration of $10,153.

•On February 6, 2024, upon the closing of our initial public offering, we issued 72,631 shares of our common stock upon the net exercise and conversion of warrants to purchase 465,917 shares of our Series A convertible preferred stock. The offer, sale, and issuance of these securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering.

•On February 6, 2024, upon the closing of our initial public offering, all shares of our then outstanding convertible preferred stock were automatically converted into 13,664,261 shares of common stock. The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The aggregate net proceeds from the IPO, after underwriting discounts and commissions, and other offering expenses of $4.6 million, were $132.9 million. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 5, 2024. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Form of Common Stock Certificate	S-1/A	333-276495	4.1	1/29/2024

10.3+	2024 Equity Incentive Plan	S-1/A	333-276495	10.3	1/29/2024

10.4+	Form of Option Grant Notice and Agreement, and Exercise Notice under the 2024 Equity Incentive Plan	S-1/A	333-276495	10.4	1/29/2024

10.5+	Form of RSU Award Grant Notice and Agreement under the 2024 Equity Incentive Plan	S-1/A	333-276495	10.5	1/29/2024

10.6+	2024 Employee Stock Purchase Plan	S-1/A	333-276495	10.6	1/29/2024

10.7+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-276495	10.7	1/29/2024

10.8+	Form of Amendment to Employment Offer Letter	S-1/A	333-276495	10.9	1/29/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).	X

+Indicates management contract or compensatory plan.

*    This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO NEUROSCIENCE, INC.

Date:	May 14, 2024	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	May 14, 2024	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer