Form 10-Q
period 2024-06-30
Alto Neuroscience, Inc.
filed 2024-08-13
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number 001-41944
_________________________
Alto Neuroscience, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-4210124
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Castro Street, Suite 450 Mountain View, CA	94041
(Address of Principal Executive Offices)	(Zip Code)
(650) 200-0412
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ANRO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of August 8, 2024 was 26,958,973.

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

•our ability to comply with the terms of our loan agreements and our expectations regarding our ability to access additional tranches thereunder;

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$193,122	$82,548
Other receivables	—	8
Prepaid expenses and other current assets	2,292	2,835
Total current assets	195,414	85,391
Restricted cash	500	—
Property and equipment, net	1,442	1,106
Other assets	4	131
Total assets	$197,360	$86,628
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,843	$1,074
Accrued expenses and other current liabilities	5,683	4,536
Term loan, current	2,317	—
Total current liabilities	9,843	5,610
Term loan, non-current	7,741	9,861
Preferred stock warrant liability	—	1,352
Total liabilities	17,584	16,823
Commitments and contingencies (Note 11)
Convertible preferred stock	—	141,477
Stockholders’ equity (deficit):
Common stock (par value $0.0001), 500,000 and 52,000 shares authorized; 26,951 and 3,832 shares issued and outstanding as of June 30, 2024 and December 31, 2023	3	—
Additional paid-in capital	286,274	5,372
Accumulated deficit	(106,412)	(76,965)
Accumulated other comprehensive loss	(89)	(79)
Total stockholders’ equity (deficit)	179,776	(71,672)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$197,360	$86,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	13,184	7,072	23,136	$12,681
General and administrative	5,157	2,053	9,591	3,645
Total operating expenses	18,341	9,125	32,727	16,326
Loss from operations	(18,341)	(9,125)	(32,727)	(16,326)
Other income (expense):
Interest income	2,658	667	4,216	897
Interest expense	(347)	(327)	(693)	(651)
Change in fair value of warrant liability	—	122	(243)	133
Total other income (expense), net	2,311	462	3,280	379
Net loss	$(16,030)	$(8,663)	$(29,447)	$(15,947)
Other comprehensive loss
Foreign currency translation	(5)	(11)	(10)	(30)
Total other comprehensive loss	(5)	(11)	(10)	(30)
Comprehensive loss	$(16,035)	$(8,674)	$(29,457)	$(15,977)
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(2.33)	$(1.32)	$(4.31)
Weighted-average number of common shares outstanding, basic and diluted	26,913	3,716	22,312	3,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	For the three and six months ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2022	16,204	$72,235	3,764	$—	$2,300	$(40,660)	$(46)	$(38,406)
Exercise of common stock options	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock, net of issuance costs of $154	4,167	$24,846	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(19)	(19)
Stock compensation expense	—	—	—	—	484	—	—	484
Net loss	—	—	—	—	—	(7,284)	—	(7,284)
Balance at March 31, 2023	20,371	$97,081	3,764	$—	$2,784	$(47,944)	$(65)	$(45,225)
Exercise of common stock options	—	—	10	—	43	—	—	43
Foreign currency translation	—	—	—	—	—	—	(11)	(11)
Stock compensation expense	—	—	—	—	1,260	—	—	1,260
Net loss	—	—	—	—	—	(8,663)	—	(8,663)
Balance at June 30, 2023	20,371	$97,081	$3,774	$—	$4,087	$(56,607)	$(76)	$(52,596)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	For the three and six months ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	69	—	10	—	—	10
Issuance of common stock for conversion of preferred stock	(29,919)	(141,477)	13,664	2	141,475	—	—	141,477
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	2,179	—	—	2,179
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering cost of $4,643	—	—	9,246	1	132,936	—	—	132,937
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Net loss	—	—	—	—	—	(13,417)	—	(13,417)
Balance at March 31, 2024	—	$—	26,884	$3	$283,567	$(90,382)	$(84)	$193,104
Exercise of common stock options	—	—	20	—	61	—	—	61
Issuance of common stock for MedRx Agreement	—	—	47	—	735	—	—	735
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	1,888	—	—	1,888
Settlement of initial public offering cost	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(16,030)	—	(16,030)
Balance at June 30, 2024	—	$—	$26,951	$3	$286,274	$(106,412)	$(89)	$179,776
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(29,447)	$(15,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	198
Loss on disposal of assets	18	20
Stock compensation expense	4,067	1,744
Change in fair value of preferred stock warrant liability	243	(133)
Non-cash lease expense	126	144
Non-cash interest expense related to term loan	196	191
Non-cash research and development license expense	735	—
Changes in operating assets and liabilities:
Other receivables	8	30
Prepaid expenses and other assets	(1,665)	(77)
Accounts payable	869	790
Accrued liabilities and other liabilities	1,963	(1,119)
Net cash used in operating activities	(22,677)	(14,159)
Cash Flows from Investing Activities:
Capital expenditures	(564)	(75)
Net cash used in investing activities	(564)	(75)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	71	43
Issuance of convertible preferred stock	—	25,000
Payments on issuance cost from Series B preferred stock financing	—	(94)
Proceeds from issuance of common stock from initial public offering	137,579	—
Payments on issuance cost from initial public offering	(3,225)	—
Payments on issuance cost from Series C preferred stock financing	(100)	—
Net cash provided by financing activities	134,325	24,949
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(30)
Net increase in cash, cash equivalents and restricted cash	111,074	10,685
Cash, cash equivalents and restricted cash at the beginning of the period	82,548	48,344
Cash, cash equivalents and restricted cash at the end of the period	$193,622	$59,029

Supplemental Disclosure of Non-cash Activities
Deferred offering and share issue costs not yet paid	$—	$60
Conversion of preferred stock into common stock upon completion of initial public offering	$141,477	$—
Reclassification of preferred warrant liability to equity	$1,595	$—
Reclassification of deferred offering costs to equity	$1,393	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$499	$419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of the Business
Alto Neuroscience, Inc. (the “Company” or “Alto”) was incorporated in Delaware on March 25, 2019. The Company maintains its headquarters in Mountain View, California. The Company has one wholly-owned subsidiary in Australia that was formed during 2020 to conduct clinical trials.
Alto is a clinical stage biopharmaceutical company with a mission to redefine psychiatry by leveraging individuals’ neurobiology to develop personalized and highly effective treatment options. Through insights derived from the Company’s scalable and proprietary Precision Psychiatry Platform, which applies rigorous data science and robust analytics to data gathered by neurocognitive assessments, electroencephalography, and wearable devices, the Company aims to discover brain-based biomarkers to better identify which patients are more likely to respond to its novel product candidates. The Company’s current pipeline consists of five clinical-stage assets initially targeting major depressive disorder, bipolar depression, post-traumatic stress disorder, and schizophrenia populations as identified by independent brain-based biomarkers.

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

Forward Stock Split
In January 2023, the Board approved a 1.1156 for 1 forward stock split of the Company’s issued and outstanding shares of Series B Preferred Stock, and a proportional adjustment to the existing conversion ratio, as well as the exercise price of the outstanding K2 Warrant. Accordingly, all Series B share and per share amounts for all periods presented in these interim condensed consolidated financial statements have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratio. The Company completed an Initial Public Offering (“IPO”) in February 2024 which resulted in the conversion of outstanding preferred stock to common stock (see Note 9).

Initial Public Offering

On February 6, 2024, the Company completed its IPO of its common stock pursuant to which the Company issued and sold 9,246,000 shares of common stock at a price to the public of $16.00 per share, which includes the exercise in full by the underwriters of their option to purchase 1,206,000 additional shares. The aggregate net proceeds from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $133.0 million after deducting underwriting discounts and commissions of $10.4 million and offering expenses of $4.6 million. Upon completion of the IPO, all outstanding shares of Series Seed, Series A, Series B and Series C convertible preferred stock converted to common stock. In addition, the IPO also resulted in the net exercise of the Series A Preferred Stock Warrants for an aggregate of 72,631 shares of common stock.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied upon equity financings to fund its operations. At June 30, 2024, the Company had an accumulated deficit of approximately $106.4 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.
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
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2024 and its results of operations and statements of equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2024 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepayments	$923	$522
Other current assets	148	104
Deferred offering costs	—	2,209
Prepaid insurance	1,221	—
Total prepaid expenses and other current assets	$2,292	$2,835
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	June 30, 2024	December 31, 2023
Office equipment and furniture	$55	$70
Computer software and equipment	429	519
Laboratory equipment	1,730	1,201
Leasehold improvements	19	—
Less: accumulated depreciation	(791)	(684)
Property and equipment, net	$1,442	$1,106
During the three and six months ended June 30, 2024, the Company recorded depreciation and amortization expense of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2023, the Company recorded depreciation and amortization expense of $0.1 million and $0.2 million, respectively.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll, vacation and employee-related expenses	$2,500	$518
Accrued research	2,596	2,328
Accrued offering and share issue cost	—	916
Accrued license fees	13	50
Accrued interest, short term	82	84
Other accruals and current liabilities	492	515
Lease liability, short term	—	125
Total accrued expenses and other current liabilities	$5,683	$4,536
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company recorded interest expense at a weighted average rate of 10.70% related to the Loan Agreement for both the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, the Company recorded interest expense of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2023, the Company recorded interest expense of $0.4 million and $0.7 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of June 30, 2024 are as follows (in thousands):

2024 (remainder of year)	$—
2025	4,767
2026	5,233
Total principal payments	10,000
Exit Fee	625
Deferred Interest	158
Total principal payments and Exit Fee	10,783
Less: unamortized Exit Fee	(391)
Less: unamortized debt discount related to warrants	(131)
Less: unamortized debt issuance costs, including Facility Fee	(203)
Term loan, net	$10,058
Less: Term loan, current portion	(2,317)
Term loan, non-current	$7,741
5. Asset Purchase and License Agreements
From time to time, the Company enters into asset purchase and license agreements with third parties. As of June 30, 2024, the Company was a party to the following significant agreements with certain financial commitments:

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the completion of a combination of development and regulatory approval milestones. If the Company achieves regulatory approval for one or more licensed products, the Company will owe Sanofi certain commercial milestone payments for the achievement of specified levels of aggregate, annual worldwide net sales of all licensed products, up to an aggregate amount of $102.0 million. In addition, if the Company grants sublicenses under the patents and know how licensed to the Company under the agreement, the Company will be required to pay sublicense revenue to Sanofi at tiered percentages ranging from low-mid double-digit

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
percentages down to the very low double-digit percentages, reducing based on the time of entry into the applicable sublicense agreement. No additional milestones or royalties were paid or accrued during the three or six months ended June 30, 2024 or 2023 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million, which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $59.1 million per Cerecor Licensed Product if the Company achieves certain development, regulatory approval, and first commercial sale milestones for such Cerecor Licensed Product in up to a specified number of indications. If the Company successfully commercializes Cerecor Licensed Products, it will also be required to pay to Merck sales milestones totaling up to $15.0 million for all Cerecor Licensed Products, for the achievement of certain specified levels of worldwide annual aggregate net sales of all Cerecor Licensed Products. No additional milestones or royalties were paid or accrued during the three or six months ended June 30, 2024 or 2023 related to this agreement.
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $27.0 million upon the achievement of certain development and regulatory approval milestones, and up to $35.0 million in the aggregate for the achievement of certain tiered sales milestones for any product that incorporates a Teva Acquired Compound (each, a “Teva Product”). In April 2024, the Company achieved a clinical milestone related to the initiation of its Phase 2 proof-of-concept trial evaluating ALTO-203 resulting in a cash payment of $0.5 million which was recorded in research and development expenses during the three and six months ended June 30, 2024. No additional milestones or royalties were paid or accrued during the three or six months ended June 30, 2024 or 2023 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $4.5 million upon the achievement of certain development and regulatory approval milestones. In connection with the sale or license by the Company to a third party of any of the patent, know-how or other rights included in the acquired assets prior to the achievement of a specified clinical development milestone, the Company will be required to pay to Palisade a low-double digit percentage of any consideration received by the Company from such license or sale, provided that the maximum aggregate consideration the Company will be required to pay to Palisade under the Palisade Agreement, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million. No additional milestones or royalties were paid or accrued during the three or six months ended June 30, 2024 or 2023 related to this agreement.
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company is required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for the first MedRx Licensed Product to achieve such milestones with respect to a first indication, and an additional milestone in the mid single digit millions for each additional approved distinct indication for such first MedRx Licensed Product or a subsequent MedRx Licensed Product. In April 2024, the Company achieved the desired pharmacokinetic profile for ALTO-101 in a Phase 1 trial resulting in a milestone payment to MedRx comprised of $0.75 million, paid in cash, as well as 46,875 shares of the Company’s common stock. The Company recognized $1.5 million of expense related to this milestone, which was recorded in research and development expenses during the three and six months ended June 30, 2024.

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
The MedRx Agreement will expire with respect to each MedRx Licensed Product, on a country-by-country basis, upon the expiration of the Royalty Term, and with respect to the entire MedRx Agreement upon the expiry of the last-to-expire Royalty Term for the last MedRx Licensed Product for which there has been a first commercial sale. Either the Company or MedRx may terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis upon an uncured material breach by the other party or in connection with an insolvency event of such party. In addition, if the Company or MedRx bring or otherwise participate in a patent challenge against any patents licensed by the other party, such other party may terminate the MedRx Agreement immediately. The Company has the right to terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis for any reason upon specified prior written notice to MedRx provided that the effective date of such termination will not be earlier than the completion date of a specified development event. The Company also has the right to terminate the MedRx Agreement with respect to a MedRx Licensed Product immediately upon its reasonable determination of a material safety issue with respect to such MedRx Licensed Product. Except for the $1.5 million milestone discussed above, no additional milestones or royalties were paid or accrued during the three or six months ended June 30, 2024 related to this agreement.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Stock-Based Plans
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

As of December 31, 2023, the total number of shares authorized to be issued under the 2019 Plan was 4,078,285. As of June 30, 2024, the total number of shares authorized to be issued under the 2024 Plan was 2,000,000. As of June 30, 2024 and December 31, 2023, there were 383,529 and 251,450 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan and 2019 Plan, respectively.

Adoption of Employee Stock Purchase Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the execution of the underwriting agreement related to the IPO. A total of 250,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 and continuing through, and including, January 1, 2034, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 750,000 shares; provided, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of June 30, 2024, the Company had not opened the ESPP for enrollment, and therefore there were no purchases or share issuances during this period.
Stock Options
The options have a 10-year life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service. Once the options are exercised, the shares are subject to transfer restrictions under the terms of the Company’s amended and restated certificate of incorporation.
The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2024 for awards subject only to service-based vesting conditions were $10.19 and $11.28 per share, respectively. Weighted-average grant date fair value of options granted during both the three and six months ended June 30, 2023 for awards subject only

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
to service-based vesting conditions were $4.79 per share. Weighted-average grant date fair value assumptions were based on the following:

	Six months ended June 30,
	2024	2023
Exercise price	$14.73	$6.23
Fair value of common stock	$14.73	$6.23
Expected term (in years)	6.0	6.0
Expected volatility	90.7%	92.4%
Risk-free rate	4.1%	3.6%
Dividend yield	0.0%	0.0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, December 31, 2023	2,878	$4.48	8.7	$7,794
Granted	1,575	14.70
Exercised	(89)	0.81		877
Forfeited and cancelled	(76)	5.89
Outstanding, June 30, 2024	4,288	$8.29	8.7	$16,880
Exercisable at June 30, 2024	1,128	$3.83	7.7	$7,907
As of June 30, 2024, there was approximately $22.9 million of unrecognized stock-based compensation expense related to these service-based unvested stock options which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
The table below summarizes activity related to restricted stock units (“RSUs”) subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2023	—	$—
Granted	54	14.88
Vested	—	—
Forfeited and cancelled	—	—
Outstanding, June 30, 2024	54	$14.88

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of June 30, 2024, the total unrecognized compensation related to unvested RSUs granted was $0.7 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.7 years.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue any Performance Awards during the three or six months ended June 30, 2024 and 2023. The Performance Awards have a contractual term of ten years.
During the three and six months ended June 30, 2023, clinical milestones were met which resulted in the vesting of 67,630 and 101,350 Performance Awards, respectively, and the recognition of $0.7 million and $0.8 million of stock-based compensation expense, respectively. During the six months ended June 30, 2024, certain financial milestones were met which resulted in the vesting of 194,835 Performance Awards, and the recognition of $0.9 million of stock-based compensation expense. As of June 30, 2024, there were 592,748 Performance Awards still outstanding, with a weighted-average exercise price of $4.63 per share, of which none remain unvested. The remaining contractual life of the Performance Awards was 9 years as of June 30, 2024.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$942	$943	$1,866	$1,370
General and administrative	946	317	2,201	374
Total stock-based compensation expense	$1,888	$1,260	$4,067	$1,744
Restricted Stock Awards
As of June 30, 2024, there were no shares of unvested restricted stock outstanding. As of December 31, 2023, there were 21,075 shares of unvested restricted stock outstanding. All shares were originally granted in June 2020 to the Company’s Chief Executive Officer. There is no related compensation expense associated with the restricted stock awards.
7. Leases
On May 29, 2024, the Company and Mountain View City Center, LP (“Landlord”) entered into a lease agreement (the “2024 Lease Agreement”) for 16,332 square feet of office space in a multi-tenant building located in Mountain View, California with an initial lease term of 65 months. The Company will make payments of approximately $7.1 million over the course of the initial term of the lease. In connection with the 2024 Lease Agreement, the Company secured a letter of credit amounting to $0.5 million, which was recorded in restricted cash on its condensed consolidated balance sheet as of June 30, 2024. At the Company’s option, it may renew the lease for one three-year period. The Company also has a one-time option to terminate the lease after the third lease year. If the Company elects to terminate the lease after the third lease year, the Company will make payments of approximately $4.1 million over the term of the lease. The Company does not have control of the space or the construction of the tenant improvements prior to completion of construction. Therefore, no right-of-use or lease liabilities were recorded in connection with the 2024 Lease Agreement as of June 30, 2024.
8. Income Taxes
There is no provision for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of June 30, 2024 and December 31, 2023.
9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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
As of June 30, 2023, the Company remeasured the fair value of the Series A Preferred Stock Warrants. The remeasured fair value of the Series A Preferred Stock Warrants as of June 30, 2023 was $1.6 million, resulting in an immaterial non-cash expense which was recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023.

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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table summarizes the change in fair value of the preferred stock warrant liability, a Level 3 recurring fair value measurement, for the six months ended June 30, 2024 (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2023	$1,352
Issuance of Preferred Stock Warrants	—
Exercise	—
Expiration	—
Change in fair value	243
Balance at February 2, 2024	$1,595
Reclassification to equity (1)	$(1,595)
Balance at June 30, 2024	$—
(1) During the first quarter of 2024, the Company reclassified the warrant liability to equity directly as a result of the IPO.
Common Stock and Authorized Shares
As of June 30, 2024 and December 31, 2023, the Company had 500,000,000 and 52,000,000 authorized shares of common stock, respectively, with a par value of $0.0001 per share, of which 26,950,590 and 3,832,134 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of June 30, 2024, no shares of preferred stock were issued or outstanding.
As of June 30, 2024 and December 31, 2023, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	June 30, 2024	December 31, 2023
Series Seed Preferred Stock	—	1,668
Series A Preferred Stock	—	3,051
Series B Preferred Stock	—	4,653
Series C Preferred Stock	—	4,293
Series A Preferred Stock Warrants	—	209
K2 Warrant	36	36
Stock options issued and outstanding	4,882	3,471
Stock options available for future grant	384	251
Total	5,302	17,632

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Loss Per Share
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
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	June 30,
	2024	2023
Convertible Preferred Stock (as if converted)	—	9,371
Preferred Stock Warrants	—	238
Common Stock Warrant	36	—
Restricted Stock Units and Award	54	46
Stock options issued and outstanding	4,882	2,673
Total	4,972	12,328
11. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. The Company has no significant pending or threatened litigation as of June 30, 2024.
In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at June 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.
12. Retirement Plan
The Company has established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the full-time employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. Beginning in January 2022, the 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 3% of an employee’s eligible annual compensation. During the three and six months ended June 30, 2024, the Company recorded matching contributions of less than $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2023, the Company recorded matching contributions of less than $0.1 million and $0.1 million, respectively.
13. Subsequent Events
In July 2024, the Company entered into a convertible loan agreement, or the Grant Agreement, with The Wellcome Trust Limited, or Wellcome. The Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, $2.0 million of which is being funded upon the execution of the Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Grant Agreement. Interest will accrue at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

At any time after the second anniversary of the effective date of the Grant Agreement or in connection with an event of default, Wellcome has the right, at its election, to convert some or all of the Convertible Loan into shares of the Company’s common stock at a price per share equal to a 20% discount to the thirty-day volume-weighted average price of Common Stock on the New York Stock Exchange at the date of such conversion. The Grant Agreement provides that in no event shall the aggregate number of shares of Common Stock issued pursuant to conversion of the Convertible Loan exceed 5,363,326, which is equal to 19.9% of the number of shares of Common Stock outstanding as of the date of the Grant Agreement. At any time after the fifth anniversary of the effective date of the Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
We have successfully completed Phase 2a trials for our two most advanced product candidates, ALTO-100 and ALTO-300, in more than 200 patients each. In each of these trials, we identified patient populations who demonstrated greater response based on objectively defined biomarker profiles, and then prospectively replicated these biomarker findings in independent datasets from within the same trial. Based on these biomarker findings we initiated a placebo-controlled, double-blind, randomized Phase 2b trial for each candidate in patients with MDD characterized by an objective biomarker. Specifically, in the ALTO-100 Phase 2b trial we recently completed enrollment in the study which enrolled 301 adult patients with MDD characterized by a cognitive biomarker. We expect to report topline data from this trial in October 2024.
On June 18, 2024, we held a Type C meeting with the U.S. Food and Drug Administration, or FDA, in which we reviewed the development of ALTO-100, including all prior Phase 2a data which drove the selection of the memory biomarker, and our overall biomarker approach to patient enrichment. We believe the meeting was successful in that we received feedback on the development path of ALTO-100 in MDD leveraging our enrichment biomarker. Based on the FDA feedback, we expect the data from the ongoing Phase 2b study to inform the enriched population to be studied in potential registration-supportive trials. Further, in the meeting we provided the mechanistic and biological link between the biomarker and the enriched population, and we believe this provided the FDA with further clarity on the rationale for our memory-based patient selection approach.

We have also initiated a 200-patient Phase 2b clinical trial evaluating ALTO-100 in bipolar depression with a funding award in the form of a convertible loan agreement, or the Grant Agreement, with The Wellcome Trust Limited, or Wellcome (See “—Liquidity and Capital Resources”). Importantly, under the terms of the Grant Agreement, Wellcome cannot convert any of the funded amount to shares of our common stock any earlier than the second anniversary of the Grant Agreement, other than in connection with an event of default or a company sale as specified in the Grant Agreement. We expect to report topline data from this trial in 2026.

In the ALTO-300 Phase 2b trial we are targeting enrollment of 200 patients with MDD characterized by an EEG biomarker, and we expect to report topline data from this trial in the first half of 2025. We estimate one or both of these two independent biomarkers being used for patient selection for ALTO-100 and ALTO-300 are present in approximately three-quarters of the overall MDD population.

In addition to our two most advanced programs, we recently initiated a Phase 2 proof-of-concept, or POC, trial evaluating ALTO-203, a novel histamine H3 receptor inverse agonist, in patients with MDD and higher levels of anhedonia, or the lack of motivation or pleasure. We expect to report topline data from this trial in the first half of 2025. We are also developing ALTO-101, a novel PDE4 inhibitor for patients with cognitive impairment associated with schizophrenia, or CIAS. In April 2024 we reported positive Phase 1 data from a healthy volunteer trial evaluating a proprietary transdermal formulation of ALTO-101. In the trial, transdermal delivery of ALTO-101 resulted in significantly higher drug exposure in plasma and a more favorable tolerability profile than that observed with oral administration of ALTO-101. We recently initiated a Phase 2 POC trial evaluating ALTO-101 in patients with CIAS. We expect to report topline data from this trial in the second half of 2025. We also plan to develop ALTO-202, our novel, oral N-methyl-D-aspartate, or NMDA, receptor antagonist, for the treatment of patients with MDD.
Our pipeline of clinical-stage product candidates is depicted below:

Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds of approximately $275.6 million from equity financings (including from our initial public offering, or IPO, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $16.0 million and $29.4 million for the three and six months ended June 30, 2024, respectively. Our net losses were $8.7 million and $15.9 million for the three and six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $106.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
•continue to progress the clinical development of our product candidates, including ALTO-100 and ALTO-300 in ongoing Phase 2b clinical trials, and ALTO-203 and ALTO-101 in ongoing Phase 2 POC trials;
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
As of June 30, 2024, we had cash, cash equivalents and restricted cash of $193.6 million. In February 2024, we raised net proceeds of approximately $133.0 million through our IPO. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. See “—Liquidity and Capital Resources.”
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
We expect that our general and administrative expenses will increase in the future as we expand our headcount to support our continued research and development of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services, costs related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and listing standards applicable to companies listed on a national securities exchange, director and officer insurance costs, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing, and distribution activities.
Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on borrowings under our loan and security agreement, and non-cash changes in the fair value of our outstanding preferred stock warrant liability. During the three months ended March 31, 2024, in connection with the IPO, the Series A Preferred Stock Warrants were net exercised and settled in common stock and the K2 Warrant was converted into a common stock warrant (see Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report); as a result, both of these warrants are treated as equity instruments prospectively. Therefore, there will be no incremental changes to the fair value of the warrants in future periods.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023

Operating expenses:
Research and development	$13,184	7,072
General and administrative	5,157	2,053
Total operating expenses	18,341	9,125
Loss from operations	(18,341)	(9,125)
Other income (expense):
Interest income	2,658	667
Interest expense	(347)	(327)
Change in fair value of warrant liability	—	122
Total other income (expense), net	2,311	462
Net loss	$(16,030)	$(8,663)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended June 30,
	2024	2023

Direct external program expenses:
ALTO-100	$2,116	$1,464
ALTO-300	1,541	503
ALTO-101	942	838
ALTO-203	865	20
Other clinical development	679	412
Licenses	2,004	—
Internal and unallocated expenses:
Personnel-related costs	4,406	3,400
Other unallocated expenses	631	435
Total research and development expenses	$13,184	$7,072
Research and development expenses were $13.2 million for the three months ended June 30, 2024, compared to $7.1 million for the three months ended June 30, 2023. The increase of $6.1 million was primarily due to the following:

•an increase of approximately $1.7 million related to our ongoing ALTO-100 and ALTO-300 Phase 2b clinical trials, which began in 2023, and an increase of $0.8 million related to our ALTO-203 Phase 2 POC clinical trial, which began in 2024;

•an increase of approximately $2.0 million related to development milestones achieved under licensing agreements covering ALTO-101 and ALTO-203; and

•an increase of approximately $1.0 million in salary and personnel related costs.

General and Administrative Expenses
General and administrative expenses were $5.2 million for the three months ended June 30, 2024, compared to $2.1 million for the three months ended June 30, 2023. The increase of $3.1 million was primarily due to the following:

•an increase of approximately $1.4 million in salary and personnel-related costs, which includes $0.6 million of non-cash stock-based compensation; and

•an increase of approximately $0.9 million in professional fees related to being a publicly traded company.
Other Income (Expense)
Other income, net increased $1.8 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to an increase in interest income of $2.0 million related to higher interest earned on our money market funds due to larger cash balances invested, offset by a $0.1 million decrease related to the prior year increase in the fair value of our warrant liability.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023

Operating expenses:
Research and development	$23,136	$12,681
General and administrative	9,591	3,645
Total operating expenses	32,727	16,326
Loss from operations	(32,727)	(16,326)
Other income (expense):
Interest income	4,216	897
Interest expense	(693)	(651)
Change in fair value of warrant liability	(243)	133
Total other income (expense), net	3,280	379
Net loss	$(29,447)	$(15,947)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Six months ended June 30,
	2024	2023

Direct external program expenses:
ALTO-100	$4,323	$2,958
ALTO-300	2,657	971
ALTO-101	1,348	952
ALTO-203	1,485	42
Other clinical development	1,082	740
Licenses	2,028	17
Internal and unallocated expenses:
Personnel-related costs	8,759	6,187
Other unallocated expenses	1,454	814
Total research and development expenses	$23,136	$12,681

Research and development expenses were $23.1 million for the six months ended June 30, 2024, compared to $12.7 million for the six months ended June 30, 2023. The increase of $10.5 million was primarily due to the following:

•an increase of approximately $3.1 million related to our ongoing ALTO-100 and ALTO-300 Phase 2b clinical trials, which began in 2023, and an increase of $1.4 million related to our ALTO-203 Phase 2 POC clinical trial, which began in 2024;

•an increase of approximately $2.0 million related to development milestones achieved under licensing agreements covering ALTO-101 and ALTO-203; and

•an increase of approximately $2.6 million in salary and personnel related costs, which includes $0.5 million of non-cash stock-based compensation.
General and Administrative Expenses
General and administrative expenses were $9.6 million for the six months ended June 30, 2024, compared to $3.6 million for the six months ended June 30, 2023. The increase of $5.9 million was primarily due to the following:

•an increase of approximately $3.1 million in salary and personnel-related costs, which includes $1.8 million of non-cash stock-based compensation; and

•an increase of approximately $1.8 million in professional fees related to being a publicly traded company.
Other Income (Expense)
Other income, net increased $2.9 million in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to an increase in interest income of $3.3 million related to higher interest earned on our money market funds due to larger cash balances invested, offset by $0.4 million of expense related to the change in fair value of our warrant liability.
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
As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and restricted cash of $193.6 million and $82.5 million, respectively.
Loan and Security Agreement
In December 2022, we entered into the Loan Agreement with the Lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral agent for the Lender. The Loan Agreement provides for up to an aggregate principal amount of $35.0 million in term loans, which we refer to collectively as the Term Loan, consisting of a first tranche term loan of $10.0 million, two subsequent tranches of term loans of $7.5 million each to be funded upon the achievement of certain time-based, clinical milestones, and an additional uncommitted tranche term loan of up to $10.0 million, or the Fourth Tranche. We drew $10.0 million upon entry into the Loan Agreement and, as of June 30, 2024 and December 31, 2023, we had an outstanding principal balance of $10.0 million under the Term Loan. Based upon the terms of the Loan Agreement we could potentially access up to $10.0 million of the remaining $25.0 million of the credit facility.
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

Grant Agreement
In July 2024, we entered into the Grant Agreement with Wellcome. The Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $2.0 million of which is being funded upon the execution of the Grant Agreement, and the remainder of which will be funded upon the completion of certain milestones as set forth in the Grant Agreement, subject to certain conditions described therein. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. Outstanding amounts under the Convertible Loan accrue interest at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such interest rate equals or exceeds 9% at any time. At any time after the second anniversary of the effective date of the Grant Agreement or in connection with an event of default, Wellcome has the right, at its election, to convert some or all of the Convertible Loan into shares of our common stock at a price per share equal to a 20% discount to the thirty-day volume-weighted average price of Common Stock on the New York Stock Exchange at the date of such conversion. The Grant Agreement provides that in no event shall the aggregate number of shares of our common stock issued pursuant to conversion of the Convertible Loan exceed 5,363,326, which is equal to 19.9% of the number of shares of our common stock outstanding as of the date of the Grant Agreement. At any time after the fifth anniversary of the date of the Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six months ended June 30,
	2024	2023

Net cash used in operating activities	$(22,677)	$(14,159)
Net cash used in investing activities	(564)	(75)
Net cash provided by financing activities	134,325	24,949
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(30)
Net increase in cash, cash equivalents and restricted cash	$111,074	$10,685
Operating activities
Net cash used in operating activities was $22.7 million for the six months ended June 30, 2024, as compared to $14.2 million for the six months ended June 30, 2023. The increase in cash used was primarily the result of the increase in net loss of $13.5 million, primarily attributable to our increased spending on research and development expenses. Additional changes in operating cash flow were driven by:

•The increase in net loss was offset by:
◦increased non-cash expenses including stock-based compensation expenses which increased by $2.3 million to $4.1 million for the six months ended June 30, 2024, compared to $1.7 million for the six months ended June 30, 2023 and $0.7 million of non-cash expense in the six months ended June 30, 2024 related to the achievement of a milestone related to a license agreement which was settled, in part, through the issuance of shares of our common stock.
◦increased accrued expenses and other liabilities of $2.0 million in the six months ended June 30, 2024 compared to a decrease in accrued expenses and other liabilities of $1.1 million in the six months ended June 30, 2023.
•Cash flow used in operations increased due to an increase in prepaid assets related to prepaid insurance.
Investing activities
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2024, for corporate and clinical trial related capital expenditures, specifically EEG machines utilized in our clinical trials. The net cash used in investing activities for the six months ended June 30, 2023 was negligible.

Financing activities
Net cash provided by financing activities was $134.3 million for the six months ended June 30, 2024 primarily related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $3.2 million of other offering expenses related to our IPO that were paid during the six months ended June 30, 2024.
Net cash provided by financing activities was $24.9 million for the six months ended June 30, 2023, primarily related to the issuance of Series B convertible preferred stock.
Future Funding Requirements
We believe that our existing cash and cash equivalents of $193.1 million will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of June 30, 2024 consist primarily of obligations under our Term Loan. For additional information regarding our Term Loan, see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
In addition, we enter into agreements in the normal course of business with clinical trial sites, CROs, CMOs, and other vendors for research and development services. Such agreements generally provide for termination upon limited written notice. These payments are therefore not included in our contractual obligations discussion above. For additional information regarding our contractual obligations and commitments, see Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
In July 2024, we entered into the Grant Agreement with Wellcome. The Grant Agreement provides for the Convertible Loan from Wellcome of up to approximately $11.7 million, payable in six tranches, $2.0 million of which is being funded upon the execution of the Grant Agreement, and the remainder of which will be funded upon the completion of certain milestones as set forth in the Grant Agreement, subject to certain conditions described therein. For additional information regarding the Grant Agreement, see Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

License Agreement with Stanford University

In December 2019, we entered into an exclusive license agreement with equity, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, which was subsequently amended in May 2020 and December 2023. Under the terms of the Stanford Agreement, we obtained a worldwide, royalty-bearing license, with the right to sublicense during the exclusive term only, under certain patent rights in five patent families relating to brain stimulation, electroencephalogram and functional MRI that we could use to guide treatment of psychiatry patients, or the Stanford Licensed Patents, and under certain technology relating to the inventions covered by the Stanford Licensed Patents, or the Stanford Licensed Technology, to make, have made, use, import, offer for sale and sell licensed products for use in any indication. For a detailed description of the financial terms of the Stanford Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Stanford Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with Sanofi

In May 2021, we entered into a license agreement, or the Sanofi Agreement, with Sanofi, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how of Sanofi relating to a PDE4 inhibitor compound, now known as ALTO-101, to use, have used, develop, have developed, manufacture, have manufactured, commercialize, have commercialized or otherwise exploit ALTO-101 and products incorporating ALTO-101, or the Sanofi Licensed Products, for all human therapeutic, prophylactic and diagnostic uses. We also obtained a non-exclusive, worldwide license to use certain other specified know-how licensed to Sanofi by a specified third party to exploit Sanofi Licensed Products solely with respect to Parkinson’s disease. For a detailed description of the financial terms of the Sanofi Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Sanofi Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with Cerecor

In May 2021, we entered into a patent and know-how license agreement, or the Cerecor Agreement, with Cerecor Inc. (n/k/a Avalo Therapeutics, Inc.), or Cerecor, pursuant to which we obtained an exclusive worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how owned or controlled by Cerecor relating to an NR2B inhibitor compound now known as ALTO-202, including certain rights licensed to Cerecor by Essex Chemie AG, or Merck, to research, develop, make, have made, use, import, offer for sale and sell ALTO-202 and products incorporating ALTO-202, or Cerecor Licensed Products, for the prevention, diagnosis and/or treatment of all diseases in humans. For a detailed description of the financial terms of the Cerecor Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Cerecor Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023

Teva Asset Purchase Agreement

In October 2021, we entered into an asset purchase agreement, or the Teva Agreement, with Teva Pharmaceutical Industries, Ltd. and its affiliate Cephalon, Inc., or together Teva, pursuant to which we acquired patents, know-how and other rights to ALTO-203 and a specified related compound, or Teva Acquired Compounds, and we assumed all post-acquisition liabilities related thereto For a detailed description of the financial terms of the Teva Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Teva Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

In April 2024, we achieved a clinical milestone under the Teva Agreement related to the initiation of our Phase 2 POC trial evaluating ALTO-203 and paid Teva $0.5 million in cash during the three months ended June 30, 2024. For a detailed description of this milestone payment, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Palisade Asset Purchase Agreement

In October 2021, we entered into an asset transfer agreement, or the Palisade Agreement, with Palisade Bio, Inc., or Palisade, pursuant to which we acquired all patent, know-how and other rights to ALTO-100. Palisade also transferred and assigned to us all right, title, and interest in, to, and under that certain exclusive license agreement, or the Dow Agreement, between Dow Agrosciences LLC, or Dow, and Palisade (f/k/a Neuralstem, Inc.), dated as of December 1, 2016, pursuant to which we licensed patent rights covering an intermediate compound in the manufacturing process for ALTO-100. For a detailed description of the financial terms of the Palisade Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Palisade Agreement and the related License Agreement with Dow Agrosciences LLC, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with MedRx

In September 2023, we entered into a joint development and license agreement, or the MedRx Agreement, with MedRx Co., Ltd., or MedRx, pursuant to which we obtained an exclusive, sublicensable, worldwide license, with the right to sublicense, under certain patent rights and know-how of MedRx relating to transdermal drug delivery to develop (excluding any pre-clinical development), manufacture, and commercialize transdermally delivered pharmaceutical products comprising MedRx’s transdermal patch technology and our ALTO-101, or MedRx Licensed Product, for all therapeutic, prophylactic, and diagnostic uses. We granted MedRx an exclusive, sublicensable, worldwide license under certain patent rights and know-how relating to ALTO-101 owned or controlled by us, including certain patents and know how licensed to us pursuant to the Sanofi Agreement, solely to conduct pre-clinical development and manufacturing of the MedRx Licensed Products for us in accordance with the MedRx Agreement and a separate manufacturing and supply agreement to be entered into between us and MedRx. For a detailed description of the financial terms of the MedRx Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the MedRx Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

In April 2024 we achieved a milestone under the MedRx Agreement and paid MedRx $0.75 million in cash and issued 46,875 shares of our common stock, recognizing expense of $1.5 million during the three months ended June 30, 2024. For a detailed description of this milestone payment, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other than the milestones achieved under the Teva Agreement and the MedRx Agreement, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of June 30, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
OTHER INFORMATION
Item 1. Legal Proceedings.

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
•The terms of our Loan Agreement and the Grant Agreement place restrictions on our operating and financial flexibility and may cause dilution to our stockholders. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business or result in further dilution to investors in our common stock.
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
•If we are unable to obtain and maintain sufficient intellectual property protection for our Platform, technologies, and product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making, and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents in ALTO-100 are due to expire in 2024 and patents covering its method of manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the U.S.), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees.
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
For the three and six months ended June 30, 2024 and 2023, our net losses were approximately $16.0 million and $29.4 million, and $8.7 and $15.9 million, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $106.4 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and Platform, research and development, and clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. We anticipate that our expenses will increase substantially if, and as, we:
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
As of June 30, 2024, we had $193.6 million of cash, cash equivalents and restricted cash. Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of filing of this Quarterly Report, including funds raised from the IPO, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:
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
•our ability to mitigate the impact of adverse macroeconomic conditions or other geopolitical events, including the residual effects of the COVID-19 pandemic, the ongoing conflicts between Ukraine and Russia and in the Middle East, geopolitical tensions in China, recent bank failures, inflation and increased interest rates, or other factors on our preclinical and clinical development or operations;
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

Under the terms of certain of our license and acquisition agreements, the counterparties to such agreements are entitled to substantial contingent payments upon the occurrence of certain events. For example, under the terms of our license agreement with Sanofi, we will be required to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the achievement of certain one-time development and regulatory approval milestones with respect to ALTO-101, and, if regulatory approval is achieved, up to an aggregate amount of $102.0 million in commercial milestone payments and a tiered royalty on aggregate annual worldwide net sales at percentages ranging from the mid-to-high single digits. Under the terms of our license agreement with Cerecor, we will be required to pay Cerecor or Merck, depending on the milestone, up to an aggregate of $59.1 million if we achieve certain development, regulatory, and first commercial sale milestones for ALTO-202. If we successfully commercialize ALTO-202, we will be required to pay Merck sales milestones in an amount of up to $15.0 million. Beginning on the date of our first commercial sale of ALTO-202, we will also be obligated to pay Merck and Cerecor tiered royalties on aggregate annual worldwide net sales at percentages in the high single digits, in addition to potential payments in respect of a companion diagnostic product. Pursuant to our asset purchase agreement with Teva, pursuant to which we acquired the rights to ALTO-203, we may be required to pay up to an aggregate of $27.0 million upon the achievement of certain development and regulatory approval milestones ($0.5 million of which was paid to Teva in connection with the initiation of our Phase 2 POC trial evaluating ALTO-203), and up to $35.0 million for the achievement of certain tiered sales milestones, as well as tiered royalties on worldwide annual net sales at percentages ranging from the mid-single-digit to ten percent. Pursuant to our joint development and license agreement with MedRx, we are required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for ALTO-101 with respect to a first indication , an additional milestone in the mid single digit millions for each additional approved distinct indication for ALTO-101, as well as sales milestones based on the achievement of specified levels of aggregate annual worldwide net sales of up to $110.0 million in the aggregate and a mid-single digit royalty on annual, worldwide net sales. In April 2024, we achieved a milestone under the MedRx Agreement and paid MedRx $0.75 million in cash and issued MedRx 46,875 shares of our common stock. If we achieve certain development and regulatory approval milestones for a product that contains ALTO-100 or is otherwise derived from assets we acquired from Palisade we will be required to pay Palisade up to an aggregate of $4.5 million. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” elsewhere in this Quarterly Report for additional information regarding these agreements.
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
•third-party contractors could be debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
•clinical trials of our product candidates may fail to show appropriate safety, tolerability, or efficacy, may produce negative or inconclusive results, or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or we may decide to abandon product development programs.
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
In addition, certain of our primary or secondary endpoints in our clinical trials, including our currently ongoing Phase 2b clinical trials of ALTO-100 and ALTO-300, our currently ongoing Phase 2 clinical trial of ALTO-101 in patients with CIAS, and our currently ongoing Phase 2 clinical trial of ALTO-203 in patients with MDD, involve subjective assessments by physicians and/or patients, which can increase the uncertainty of clinical trial outcomes. For example, primary endpoints include the change in MADRS score from baseline to week six, which requires patients or examiners to undertake a questionnaire regarding ten symptoms at the beginning and end of the trial. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.
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
•create market demand for our product candidates through our marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
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

The terms of our Loan Agreement and our Grant Agreement place restrictions on our operating and financial flexibility and may cause dilution to our stockholders. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business or result in further dilution to you.
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

In July 2024, we entered into a convertible loan agreement, or the Grant Agreement, with The Wellcome Trust Limited, or Wellcome. The Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $2.0 million of which is being funded upon the execution of the Grant Agreement, and the remainder of which will be funded upon the completion of certain milestones as set forth in the Grant Agreement, subject to certain conditions described therein. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of our Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to our efforts to develop and exploit ALTO-100.

The Lender could declare a default upon the occurrence of any event that it interprets could have a material adverse effect, as defined in the Loan Agreement, and Wellcome may declare an event of default upon the occurrence of certain specified events set forth in the Grant Agreement. Upon the occurrence and continuance of an event of default, the Lender or Wellcome, as applicable, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement and the Grant Agreement, respectively. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

In addition, pursuant to the Loan Agreement, the Lender may, at its option, elect to convert up to $4.0 million of the then outstanding term loan amount into shares of our common stock. The Lender also has a warrant to purchase shares of our common stock, and we may be required to issue additional warrants to the Lender in the future. At any time after the second anniversary of the date of the Grant Agreement, Wellcome has the right, from time to time, to convert some or all of the Convertible Loan into shares of our common stock at a 20% discount to the 30-day volume-weighted average price on the New York Stock Exchange at the date of conversion. Any conversion of debt into equity by the Lender or Wellcome pursuant to the Loan Agreement or the Grant Agreement, respectively, or exercise of any warrants held by the Lender now or in the future would cause dilution to our stockholders.
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
As of June 30, 2024, we had 78 total employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
As we conduct clinical trials of our current or future product candidates, we are exposed to significant product liability risks inherent in the development, testing, manufacturing, and marketing of new treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in obtaining approval for, and market, our products, such claims could result in an investigation by the FDA, comparable foreign regulatory authorities, or other regulators of the safety and efficacy of our future product candidates, our manufacturing processes and facilities, or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations, and prospects.
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
Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in any of our or our collaborators’ or licensors’ patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents in ALTO-100 are due to expire in 2024 and patents covering its method of manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the U.S.), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. Similarly, patents for pharmaceutical formulations containing pharmaceutical product candidates may provide an additional form of intellectual property protection, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our or our collaborators’ or licensors’ pending patent applications directed to pharmaceutical formulations containing our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. In addition, we cannot be certain that the claims of such patents, if granted, will be sufficiently broad to effectively prevent competitors from working around our claimed inventions by developing an alternative formulation and thereby competing with us without infringing our patent rights. Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside methods of use included in our patents. Moreover, even if competitor products are not approved for use in our patented indications, and our competitors do not actively promote their product for indications that are covered by our patents, clinicians may prescribe these competitor products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement is difficult to prevent or prosecute. Like method of use patents, patents relating to our Platform protect the platform for the method specified in the patent claims. This type of patent does not prevent a competitor from developing alternative technologies to identify biomarkers or target patient populations. Even if competitors copy our Platform, infringement may be difficult to determine, prevent, or prosecute.

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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing, and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or candidates are commercialized. For example, issued patents covering the composition of ALTO-100 are due to expire in 2024 and patents covering the method of its manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the U.S.), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and patents covering the composition of ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. As a result, our owned and licensed patent portfolio may not provide us with sufficient and continuing rights to exclude others from commercializing products similar or identical to ours.
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
If any of our product candidates is approved, it will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, import, export, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMPs and similar requirements outside the United States and GCP requirements for any clinical trials that we conduct post-approval.
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
We currently anticipate that we will retain future earnings for the research, development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The Loan Agreement and the Grant Agreement contain, and any future debt or other financing arrangements may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders therefore will be limited to the appreciation in the price of our common stock.
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
As of August 8, 2024, we had outstanding 26,958,973 shares of common stock. Of these shares, substantially all of the 9,246,000 shares sold in the IPO (excluding any shares sold in the directed share program implemented in connection with the IPO) are freely tradable and, subject to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, substantially all of our additional shares of common stock became available for sale in the public market on July 30, 2024, which was 180 days after the date of the final prospectus filed in connection the IPO, following the expiration of lock-up agreements between some of our stockholders and the underwriters and/or market stand-off provisions. In addition, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 5,721,134 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine conflict, conflict in the Middle East, and geopolitical tensions in China). The financial institutions in which we hold our cash and cash equivalents are subject to risk of failure. For example, recent events surrounding certain banks, including Silicon Valley Bank, First Republic Bank, and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. As of June 30, 2024, we have no direct exposure to such banks. While we do not expect further developments with any such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From April 1, 2024 through June 30, 2024, we issued the following unregistered securities:

•On May 13, 2024, we issued 46,875 shares of common stock to MedRx in connection with our achievement of a milestone under the MedRx Agreement. The offer, sale, and issuance of these securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering.

Use of Proceeds from Public Offering of Common Stock

On February 1, 2024, our Registration Statement on Form S-1, as amended (File No. 333-276495) relating to our IPO was declared effective. On February 6, 2024, we closed the IPO and 9,246,000 shares of our common stock were issued and sold at a public offering price of $16.00 per share, inclusive of the exercise in full by the underwriters of their option to purchase up to an additional 1,206,000 shares of common stock.

The aggregate net proceeds from the IPO, after underwriting discounts and commissions, and other offering expenses of $4.6 million, were $133.0 million. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 5, 2024.

Issuer Purchases of Equity Securities

None
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

10.1†	Convertible Loan Agreement, by and between the Registrant and The Wellcome Trust Limited, dated as of July 24, 2024.	8-K	001-41944	10.1	7/29/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).	X

†    Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request

*    This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO NEUROSCIENCE, INC.

Date:	August 13, 2024	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	August 13, 2024	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer