Form 10-Q
period 2024-09-30
Alto Neuroscience, Inc.
filed 2024-11-12
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of November 8, 2024 was 26,970,168.

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

We routinely use our investor relations website to post presentations to investors and other important information, including information that may be material. Accordingly, we encourage investors and others interested in Alto to review the information it makes public on its investor relations website.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$181,701	$82,548
Other receivables	—	8
Prepaid expenses and other current assets	1,825	2,835
Total current assets	183,526	85,391
Restricted cash	500	—
Property and equipment, net	2,353	1,106
Operating right-of-use asset	5,225	—
Other assets	4	131
Total assets	$191,608	$86,628
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,252	$1,074
Accrued expenses and other current liabilities	8,234	4,536
Term loan, current	3,529	—
Total current liabilities	14,015	5,610
Term loan, non-current	6,627	9,861
Convertible Grant Agreement	1,298	—
Preferred stock warrant liability	—	1,352
Lease liability, long-term	4,616	—
Total liabilities	26,556	16,823
Commitments and contingencies (Note 12)
Convertible preferred stock	—	141,477
Stockholders’ equity (deficit):
Common stock (par value $0.0001), 500,000 and 52,000 shares authorized; 26,968 and 3,832 shares issued and outstanding as of September 30, 2024 and December 31, 2023	3	—
Additional paid-in capital	288,339	5,372
Accumulated deficit	(123,195)	(76,965)
Accumulated other comprehensive loss	(95)	(79)
Total stockholders’ equity (deficit)	165,052	(71,672)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$191,608	$86,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$13,060	$7,967	$36,196	$20,648
General and administrative	5,826	1,751	15,417	5,396
Total operating expenses	18,886	9,718	51,613	26,044
Loss from operations	(18,886)	(9,718)	(51,613)	(26,044)
Other income (expense):
Interest income	2,500	714	6,716	1,611
Interest expense	(349)	(363)	(1,042)	(1,014)
Change in fair value of warrant liability	—	226	(243)	359
Change in fair value of Convertible Grant Agreement	(48)	—	(48)	—
Total other income (expense), net	2,103	577	5,383	956
Net loss	$(16,783)	$(9,141)	$(46,230)	$(25,088)
Other comprehensive loss
Foreign currency translation	(6)	(10)	(16)	(40)
Total other comprehensive loss	(6)	(10)	(16)	(40)
Comprehensive loss	$(16,789)	$(9,151)	$(46,246)	$(25,128)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(2.44)	$(1.94)	$(6.75)
Weighted-average number of common shares outstanding, basic and diluted	26,959	3,742	23,878	3,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2022	16,204	$72,235	3,764	$—	$2,300	$(40,660)	$(46)	$(38,406)
Exercise of common stock options	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock, net of issuance costs of $154	4,167	$24,846	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(19)	(19)
Stock compensation expense	—	—	—	—	484	—	—	484
Net loss	—	—	—	—	—	(7,284)	—	(7,284)
Balance at March 31, 2023	20,371	$97,081	3,764	$—	$2,784	$(47,944)	$(65)	$(45,225)
Exercise of common stock options	—	—	10	—	43	—	—	43
Foreign currency translation	—	—	—	—	—	—	(11)	(11)
Stock compensation expense	—	—	—	—	1,260	—	—	1,260
Net loss	—	—	—	—	—	(8,663)	—	(8,663)
Balance at June 30, 2023	20,371	$97,081	3,774	$—	$4,087	$(56,607)	$(76)	$(52,596)
Exercise of common stock options	—	—	23	—	109	—	—	109
Foreign currency translation	—	—	—	—	—	—	(10)	(10)
Stock compensation expense	—	—	—	—	541	—	—	541
Net loss	—	—	—	—	—	(9,141)	—	(9,141)
Balance at September 30, 2023	20,371	$97,081	3,797	$—	$4,737	$(65,748)	$(86)	$(61,097)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	69	—	10	—	—	10
Issuance of common stock for conversion of preferred stock	(29,919)	(141,477)	13,664	2	141,475	—	—	141,477
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	2,179	—	—	2,179
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering cost of $4,643	—	—	9,246	1	132,936	—	—	132,937
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Net loss	—	—	—	—	—	(13,417)	—	(13,417)
Balance at March 31, 2024	—	$—	26,884	$3	$283,567	$(90,382)	$(84)	$193,104
Exercise of common stock options	—	—	20	—	61	—	—	61
Issuance of common stock for MedRx Agreement	—	—	47	—	735	—	—	735
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	1,888	—	—	1,888
Settlement of initial public offering cost	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(16,030)	—	(16,030)
Balance at June 30, 2024	—	$—	$26,951	$3	$286,274	$(106,412)	$(89)	$179,776
Exercise of common stock options	—	—	17	—	67	—	—	67
Foreign currency translation	—	—	—	—	—	—	(6)	(6)
Stock compensation expense	—	—	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	—	(16,783)	—	(16,783)
Balance at September 30, 2024	—	$—	$26,968	$3	$288,339	$(123,195)	$(95)	$165,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(46,230)	$(25,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	261
Loss on disposal of assets	22	20
Stock compensation expense	6,065	2,285
Change in fair value of preferred stock warrant liability	243	(359)
Non-cash lease expense	126	209
Non-cash interest expense related to term loan	295	290
Non-cash research and development license expense	735	—
Change in fair value of Convertible Grant Agreement	48	—
Changes in operating assets and liabilities:
Other receivables	8	325
Prepaid expenses and other assets	(921)	(159)
Accounts payable	1,278	149
Accrued liabilities and other liabilities	3,596	143
Net cash used in operating activities	(34,403)	(21,924)
Cash Flows from Investing Activities:
Capital expenditures	(1,569)	(118)
Net cash used in investing activities	(1,569)	(118)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	138	152
Issuance of convertible preferred stock	—	25,000
Payments on issuance cost from Series B preferred stock financing	—	(154)
Proceeds from issuance of common stock from initial public offering	137,579	—
Payments on issuance cost from initial public offering	(3,225)	—
Payments on issuance cost from Series C preferred stock financing	(100)	—
Proceeds from Convertible Grant Agreement	1,250	—
Net cash provided by financing activities	135,642	24,998
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(12)
Net increase in cash, cash equivalents and restricted cash	99,653	2,944
Cash, cash equivalents and restricted cash at the beginning of the period	82,548	48,344
Cash, cash equivalents and restricted cash at the end of the period	$182,201	$51,288

Supplemental Disclosure of Non-cash Activities
Purchase of property, plant and equipment not yet paid	$32	$—
Deferred offering and share issue costs not yet paid	$—	$60
Conversion of preferred stock into common stock upon completion of initial public offering	$141,477	$—
Reclassification of preferred warrant liability to equity	$1,595	$—
Reclassification of deferred offering costs to equity	$1,393	$—
Operating right-of-use asset obtained in exchange for lease obligation	$5,246	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$751	$665
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
Alto is a clinical stage biopharmaceutical company with a mission to redefine psychiatry by leveraging individuals’ neurobiology to develop personalized and highly effective treatment options. Through insights derived from the Company’s scalable and proprietary Precision Psychiatry Platform, which applies rigorous data science and robust analytics to data gathered by neurocognitive assessments, electroencephalography, and wearable devices, the Company aims to discover brain-based biomarkers to better identify which patients are more likely to respond to its novel product candidates. The Company’s current pipeline consists of five clinical-stage assets initially targeting major depressive disorder, bipolar depression, schizophrenia, and post-traumatic stress disorder populations as identified by independent brain-based biomarkers.

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

Forward Stock Split
In January 2023, the Board approved a 1.1156 for 1 forward stock split of the Company’s issued and outstanding shares of Series B Preferred Stock, and a proportional adjustment to the existing conversion ratio, as well as the exercise price of the outstanding K2 Warrant. Accordingly, all Series B share and per share amounts for all periods presented in these interim condensed consolidated financial statements have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratio. The Company completed an Initial Public Offering (“IPO”) in February 2024 which resulted in the conversion of outstanding preferred stock to common stock (see Note 10).

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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied upon equity financings to fund its operations. At September 30, 2024, the Company had an accumulated deficit of approximately $123.2 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.
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
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024 and its results of operations and statements of equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepayments	$853	$522
Other current assets	277	104
Deferred offering costs	—	2,209
Prepaid insurance	695	—
Total prepaid expenses and other current assets	$1,825	$2,835
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	September 30, 2024	December 31, 2023
Office equipment and furniture	$284	$70
Computer software and equipment	421	519
Laboratory equipment	2,306	1,201
Construction in progress	251	—
Less: accumulated depreciation	(909)	(684)
Property and equipment, net	$2,353	$1,106
During the three and nine months ended September 30, 2024, the Company recorded depreciation and amortization expense of $0.2 million and $0.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded depreciation and amortization expense of $0.1 million and $0.3 million, respectively.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll, vacation and employee-related expenses	$3,879	$518
Accrued research	2,683	2,328
Accrued offering and share issue cost	—	916
Accrued license fees	19	50
Accrued interest, short term	81	84
Other accruals and current liabilities	856	515
Lease liability, short term	716	125
Total accrued expenses and other current liabilities	$8,234	$4,536
4. Debt

K2 HealthVentures LLC Loan Agreement
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Lender may, at its option, elect to convert any portion of no more than $4.0 million of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at the Lender’s election, at a conversion price of $10.49 per share.
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
The Company recorded interest expense at a weighted average rate of 10.63% and 10.68% related to the Loan Agreement for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $0.3 million and $1.0 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded interest expense of $0.4 million and $1.0 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of September 30, 2024 are as follows (in thousands):

2024 (remainder of year)	$—
2025	4,767
2026	5,233
Total principal payments	10,000
Exit Fee	625
Deferred Interest	184
Total principal payments and Exit Fee	10,809
Less: unamortized Exit Fee	(352)
Less: unamortized debt discount related to warrants	(118)
Less: unamortized debt issuance costs, including Facility Fee	(183)
Term loan, net	$10,156
Less: Term loan, current portion	(3,529)
Term loan, non-current	$6,627

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement, or the Convertible Grant Agreement, with The Wellcome Trust Limited, or Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of September 30, 2024, the Company has drawn down $1.3 million of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest will accrue at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

At any time after the second anniversary of the effective date of the Convertible Grant Agreement or in connection with an event of default, Wellcome has the right, at its election, to convert some or all of the Convertible Loan into shares of the Company’s common stock at a price per share equal to a 20% discount to the thirty-day volume-weighted average price of Common Stock on the New York Stock Exchange at the date of such conversion. The Convertible Grant Agreement provides that in no event shall the aggregate number of shares of Common Stock issued pursuant to conversion of the Convertible Loan exceed 5,363,326, which is equal to 19.9% of the number of shares of Common Stock outstanding as of the date of the Convertible Grant Agreement. At any time after the fifth anniversary of the effective date of the Convertible Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.

Future principal debt payments of the Convertible Grant Agreement funded as of September 30, 2024 are as follows (in thousands):

2024 (remainder of year)	$—
2025	—
2026	—
2027	—
2028	—
2029	1,250
Term loan, non-current	$1,250

The proceeds of the Convertible Grant Agreement are being used to fund the Company’s Phase 2b clinical trial evaluating ALTO-100 in bipolar depression.

The Company assessed the terms and features of the Convertible Grant Agreement and determined that the Company was eligible to elect the fair value option under ASC 825, Financial Instruments. The Convertible Grant Agreement contain various embedded features and the election of the fair value option allowed the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Convertible Grant Agreement, which include accrued interest, if any, are recorded as a component of other income (expense) in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the Convertible Grant Agreement. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company determined the fair value of the Convertible Grant Agreement using a probability-weighted income approach and recorded the loan at fair value of $1.3 million in the condensed consolidated balance sheet at issuance. The Company calculated the discounted cash flows of the Convertible Grant Agreement using a discount rate of 11.17% and adjusted for the probability of repayment and conversion scenarios. The Company remeasured the fair value of the Convertible Grant Agreement as of September 30, 2024 using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 10.22% and adjusted for the probability of various repayment scenarios.

The following table reconciles the change in fair value of the Convertible Grant Agreement during the three months ended September 30, 2024 (in thousands):

Beginning fair value balance, July 2024	$—
Recognition of Convertible Grant Agreement	1,250
Principal payments	—
Changes in fair value reported in statement of operation	48
Changes in fair value reported in comprehensive loss	—
Ending fair value balances as of September 30, 2024	$1,298

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$82,548	$82,548	$—	$—
Total assets	$82,548	$82,548	$—	$—
Liabilities:
Preferred stock warrant liability	$1,352	$—	$—	$1,352
Total liabilities	$1,352	$—	$—	$1,352

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$181,448	$181,448	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$181,948	$181,948	$—	$—
Liabilities:
Convertible Grant Agreement	1,298	—	—	1,298
Total liabilities	$1,298	$—	$—	$1,298

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy. The Company’s Convertible Grant Agreement is classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. See Note 4 for additional information on the Convertible Grant Agreement. See Note 10 for additional information regarding the valuation of the preferred stock warrant liability.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Asset Purchase and License Agreements
From time to time, the Company enters into asset purchase and license agreements with third parties. As of September 30, 2024, the Company was a party to the following significant agreements with certain financial commitments:
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the completion of a combination of

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
development and regulatory approval milestones. If the Company achieves regulatory approval for one or more licensed products, the Company will owe Sanofi certain commercial milestone payments for the achievement of specified levels of aggregate, annual worldwide net sales of all licensed products, up to an aggregate amount of $102.0 million. In addition, if the Company grants sublicenses under the patents and know how licensed to the Company under the agreement, the Company will be required to pay sublicense revenue to Sanofi at tiered percentages ranging from low-mid double-digit percentages down to the very low double-digit percentages, reducing based on the time of entry into the applicable sublicense agreement. No additional milestones or royalties were paid or accrued during the three or nine months ended September 30, 2024 or 2023 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million, which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $59.1 million per Cerecor Licensed Product if the Company achieves certain development, regulatory approval, and first commercial sale milestones for such Cerecor Licensed Product in up to a specified number of indications. If the Company successfully commercializes Cerecor Licensed Products, it will also be required to pay to Merck sales milestones totaling up to $15.0 million for all Cerecor Licensed Products, for the achievement of certain specified levels of worldwide annual aggregate net sales of all Cerecor Licensed Products. No additional milestones or royalties were paid or accrued during the three or nine months ended September 30, 2024 or 2023 related to this agreement.
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $27.0 million upon the achievement of certain development and regulatory approval milestones, and up to $35.0 million in the aggregate for the achievement of certain tiered sales milestones for any product that incorporates a Teva Acquired Compound (each, a “Teva Product”). In April 2024, the Company achieved a clinical milestone related to the initiation of its Phase 2 proof-of-concept trial evaluating ALTO-203 resulting in a cash payment of $0.5 million which was recorded in research and development expenses during the nine months ended September 30, 2024. No additional milestones or royalties were paid or accrued during the three or nine months ended September 30, 2024 or 2023 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which is recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $4.5 million upon the achievement of certain development and regulatory approval milestones. In connection with the sale or license by the Company to a third party of any of the patent, know-how or other rights included in the acquired assets prior to the achievement of a specified clinical development milestone, the Company will be required to pay to Palisade a low-double digit percentage of any consideration received by the Company from such license or sale, provided that the maximum aggregate consideration the Company will be required to pay to Palisade under the Palisade Agreement, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million. No additional milestones or royalties were paid or accrued during the three or nine months ended September 30, 2024 or 2023 related to this agreement.
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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company is required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for the first MedRx Licensed Product to achieve such milestones with respect to a first indication, and an additional milestone in the mid single digit millions for each additional approved distinct indication for such first MedRx Licensed Product or a subsequent MedRx Licensed Product. In April 2024, the Company achieved the desired pharmacokinetic profile for ALTO-101 in a Phase 1 trial resulting in a milestone payment to MedRx comprised of $0.75 million, paid in cash, as well as 46,875 shares of the Company’s common stock. The Company recognized $1.5 million of expense related to this milestone, which was recorded in research and development expenses during the nine months ended September 30, 2024.

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
The MedRx Agreement will expire with respect to each MedRx Licensed Product, on a country-by-country basis, upon the expiration of the Royalty Term, and with respect to the entire MedRx Agreement upon the expiry of the last-to-expire Royalty Term for the last MedRx Licensed Product for which there has been a first commercial sale. Either the Company or MedRx may terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis upon an uncured material breach by the other party or in connection with an insolvency event of such party. In addition, if the Company or MedRx bring or otherwise participate in a patent challenge against any patents licensed by the other party, such other party may terminate the MedRx Agreement immediately. The Company has the right to terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis for any reason upon specified prior written notice to MedRx provided that the effective date of such termination will not be earlier than the completion date of a specified development event. The Company also has the right to terminate the MedRx

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Agreement with respect to a MedRx Licensed Product immediately upon its reasonable determination of a material safety issue with respect to such MedRx Licensed Product. Except for the $1.5 million milestone discussed above, no additional milestones or royalties were paid or accrued during the nine months ended September 30, 2024 related to this agreement.
7. Stock-Based Plans
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

As of December 31, 2023, the total number of shares authorized to be issued under the 2019 Plan was 4,078,285. As of September 30, 2024, the total number of shares authorized to be issued under the 2024 Plan was 2,000,000. As of September 30, 2024 and December 31, 2023, there were 280,929 and 251,450 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan and 2019 Plan, respectively.

Adoption of Employee Stock Purchase Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the execution of the underwriting agreement related to the IPO. A total of 250,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 and continuing through, and including, January 1, 2034, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 750,000 shares; provided, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of September 30, 2024, the Company had not opened the ESPP for enrollment, and therefore there were no purchases or share issuances during this period.
Stock Options
The options have a 10-year life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service. Once the options are exercised, the shares are subject to transfer restrictions under the terms of the Company’s amended and restated certificate of incorporation.
The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2024 for awards subject only to service-based vesting conditions were $8.90 and $11.13 per share, respectively. Weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2023 for awards

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
subject only to service-based vesting conditions were $4.80 and $4.79 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	Nine months ended September 30,
	2024	2023
Exercise price	$14.53	$6.23
Fair value of common stock	$14.53	$6.23
Expected term (in years)	6.0	6.0
Expected volatility	90.7%	92.4%
Risk-free rate	4.1%	3.6%
Dividend yield	0.0%	0.0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, December 31, 2023	2,878	$4.48	8.7	$7,794
Granted	1,682	14.51
Exercised	(106)	1.31		1,077
Forfeited and cancelled	(101)	6.11
Outstanding, September 30, 2024	4,353	$8.40	8.4	$18,500
Exercisable at September 30, 2024	1,260	$4.13	7.2	$9,435
As of September 30, 2024, there was approximately $21.9 million of unrecognized stock-based compensation expense related to these service-based unvested stock options which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
The table below summarizes activity related to restricted stock units (“RSUs”) subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2023	—	$—
Granted	54	14.88
Vested	—	—
Forfeited and cancelled	—	—
Outstanding, September 30, 2024	54	$14.88

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of September 30, 2024, the total unrecognized compensation related to unvested RSUs granted was $0.6 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.4 years.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue any Performance Awards during the three or nine months ended September 30, 2024 and 2023. The Performance Awards have a contractual term of ten years.
During the nine months ended September 30, 2023, clinical milestones were met which resulted in the vesting of 179,846 Performance Awards, respectively, and the recognition of $0.8 million of stock-based compensation expense. During the nine months ended September 30, 2024, certain financial milestones were met which resulted in the vesting of 194,835 Performance Awards, and the recognition of $0.9 million of stock-based compensation expense. As of September 30, 2024, there were 592,748 Performance Awards still outstanding, with a weighted-average exercise price of $4.63 per share, of which none remain unvested. The remaining contractual life of the Performance Awards was 8.0 years as of September 30, 2024.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$1,025	$433	$2,891	$1,803
General and administrative	973	108	3,174	482
Total stock-based compensation expense	$1,998	$541	$6,065	$2,285
Restricted Stock Awards
As of September 30, 2024, there were no shares of unvested restricted stock outstanding. As of December 31, 2023, there were 21,075 shares of unvested restricted stock outstanding. All shares were originally granted in June 2020 to the Company’s Chief Executive Officer. There is no related compensation expense associated with the restricted stock awards.
8. Leases

On May 29, 2024, the Company and Mountain View City Center, LP (“Landlord”) entered into a lease agreement (the “2024 Lease Agreement”) for 16,332 square feet of office space in a multi-tenant building located in Mountain View, California with an initial lease term of 65 months. The Company will make payments of approximately $7.1 million over the course of the initial term of the lease. In connection with the 2024 Lease Agreement, the Company secured a letter of credit amounting to $0.5 million, which was recorded in restricted cash on its condensed consolidated balance sheet as of September 30, 2024. At the Company’s option, it may renew the lease for one three-year period. The Company also has a one-time option to terminate the lease after the third lease year. If the Company elects to terminate the lease after the third lease year, the Company will make payments of approximately $4.1 million over the term of the lease.

The Company obtained control of the space, and, accordingly, the Company recorded related operating right-of-use assets and the lease liabilities during the third quarter of 2024. The Company recorded the liability associated with the 2024 Lease Agreement at the present value of the lease payments not yet paid, using the discount rate as of the commencement date. As the discount rate implicit in the 2024 Lease Agreement was not readily determinable, the Company utilized its incremental borrowing rate. The renewal or early termination options were not assumed to be exercised in the determination of the lease term, since they are not deemed to be reasonably certain at the inception of the lease. At lease commencement, the Company recorded an operating right-of-use asset and lease liability of $5.2 million.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The 2024 Lease Agreement does not contain material residual value guarantees, restrictions, or covenants.

The components of lease expense were as follows (in thousands):

Three months ended September 30, 2024
Operating lease expense	$107
Variable lease expense	—
Total lease expense	$107
Short-term lease costs were not material for the three and nine months ended September 30, 2024 or 2023.

Supplemental cash flow information related to operating leases for the three months ended September 30, 2024 (in thousands):

September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$—
Supplemental balance sheet information related to operating leases as of September 30, 2024 was as follows (in thousands):

September 30, 2024
Operating lease right-of-use assets	$5,225
Operating lease liability—current portion (included in accrued expenses and other current liabilities)	716
Operating lease liability, long-term	4,616
Total operating lease liabilities	$5,332
Weighted average lease term (in years)	5.4
Weighted average discount rate	9.71%
As of September 30, 2024, the future payments under operating leases were as follows (in thousands):

For the year ending December 31, 2024	$76
2025	917
2026	1,216
2027	1,456
2028	1,500
Thereafter	1,977
Total lease payments	7,142
Less: imputed interest	(1,810)
Present value of lease payments	$5,332

9. Income Taxes
There is no provision for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of September 30, 2024 and December 31, 2023.
10. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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
As of September 30, 2023, the Company remeasured the fair value of the Series A Preferred Stock Warrants. The remeasured fair value of the Series A Preferred Stock Warrants as of September 30, 2023 was $1.4 million, resulting in an immaterial non-cash expense which was recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023.

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

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table summarizes the change in fair value of the preferred stock warrant liability, a Level 3 recurring fair value measurement, for the nine months ended September 30, 2024 (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2023	$1,352
Issuance of Preferred Stock Warrants	—
Exercise	—
Expiration	—
Change in fair value	243
Balance at February 2, 2024	$1,595
Reclassification to equity (1)	$(1,595)
Balance at September 30, 2024	$—
(1) During the first quarter of 2024, the Company reclassified the warrant liability to equity directly as a result of the IPO.
Common Stock and Authorized Shares
As of September 30, 2024 and December 31, 2023, the Company had 500,000,000 and 52,000,000 authorized shares of common stock, respectively, with a par value of $0.0001 per share, of which 26,968,198 and 3,832,134 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of September 30, 2024, no shares of preferred stock were issued or outstanding.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2024 and December 31, 2023, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	September 30, 2024	December 31, 2023
Series Seed Preferred Stock	—	1,668
Series A Preferred Stock	—	3,051
Series B Preferred Stock	—	4,653
Series C Preferred Stock	—	4,293
Series A Preferred Stock Warrants	—	209
K2 Warrant	36	36
Stock options issued and outstanding	4,946	3,471
Stock options available for future grant	281	251
Total	5,263	17,632
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
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	September 30,
	2024	2023
Convertible Preferred Stock (as if converted)	—	9,159
Preferred Stock Warrants	—	238
Common Stock Warrant	36	—
Restricted Stock Units and Award	54	34
Stock options issued and outstanding	4,946	2,534
Total	5,036	11,965
12. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. The Company has no significant pending or threatened litigation as of September 30, 2024.
In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Alto Neuroscience, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
13. Retirement Plan
The Company has established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the full-time employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. Beginning in January 2022, the 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 3% of an employee’s eligible annual compensation. During the three and nine months ended September 30, 2024, the Company recorded matching contributions of $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded matching contributions of $0.1 million and $0.2 million, respectively.

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
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Our current pipeline consists of five clinical-stage assets initially targeting major depressive disorder, or MDD, bipolar depression, or BPD, and schizophrenia populations characterized by independent brain-based biomarkers. Each of our clinical-stage product candidates has been evaluated through at least initial Phase 1 clinical trials and observed to be well tolerated. Our most advanced programs, including our two product candidates being evaluated in ongoing Phase 2b trials, are supported by prospectively replicated evidence of clinical activity in biomarker-characterized populations.

The table below summarizes the status of our product candidates as of the filing date of this Quarterly Report.

Our Product Candidates

ALTO-100

In October 2024, we announced that our Phase 2b study of ALTO-100 in patients with MDD did not meet its primary endpoint, assessed by a change from baseline in Montgomery-Åsberg Depression Rating Scale, or MADRS, compared to placebo. The topline results included the primary and key secondary analyses in the biomarker positive modified-intent-to-treat, or mITT, population which included monotherapy and adjunctive treatment populations combined (n=196) and the monotherapy population alone (n=135) respectively. We further reported that the favorable safety and tolerability profile of ALTO-100 was consistent with previously reported studies. In a pre-specified analysis that included patients taking ALTO-100 in addition to a stable dose of a background antidepressant to which they have not achieved an adequate response, treatment with ALTO-100 resulted in a clinically meaningful effect at week 6 compared to placebo (least squares mean MADRS change at week 6: ALTO-100 (n=30) = -11.5, Placebo (n=31) = -7.3, Cohen’s d=0.47, p=0.09). The pre-specified analysis of the adjunctive treatment population was not powered to detect statistical significance. We believe the inconsistency of the ALTO-100 effect between the monotherapy population and the adjunctive population was due to a higher than anticipated level of non-compliance with study medication in the monotherapy group, while the adjunctive group demonstrated a high level of compliance. A preliminary analysis of blood samples, which were only collected in a subset of patients, revealed a large proportion of patients that were assigned to take ALTO-100 but did not have ALTO-100 detected in their blood. Within the group of patients that had detectable levels of ALTO-100 in their blood, the biomarker positive patients demonstrated a better response than the patients without the biomarker. We do not currently intend to advance ALTO-100 in MDD. We believe the preliminary analyses in the adjunctive population and in the patients that were confirmed to be compliant with study medication provide strong support for continuing the bipolar depression study with ALTO-100 and provide evidence that our enrichment approach has the potential to identify patients that could demonstrate a better response to ALTO-100.

We are currently evaluating ALTO-100 in a Phase 2b study in patients with bipolar depression, in which patients are assigned to take ALTO-100 as adjunctive treatment to a stable dose of a background mood stabilizing treatment over a 6-week treatment period. Enrollment in this study is ongoing, with a target of approximately 200 patients, and we expect to report topline data from the study in 2026. In July 2024 we reported that this Phase 2b study is supported in part by a funding award from Wellcome Trust Limited (See “— Liquidity and Capital Resources” for a discussion of the Convertible Grant Agreement).

ALTO-300

We are currently evaluating ALTO-300 in a 200-patient Phase 2b trial in patients with MDD characterized by an EEG biomarker. During the 6-week treatment period, patients in this trial are assigned to take either ALTO-300 or placebo in addition to a stable dose of a background antidepressant treatment, or as adjunctive treatment. Enrollment in this trial is ongoing and we expect to report topline data from this trial in the first half of 2025.

ALTO-203

Enrollment is ongoing in a Phase 2 proof-of-concept, or POC, trial evaluating ALTO-203, a novel histamine H3 receptor inverse agonist, in patients with MDD and higher levels of anhedonia, or the lack of motivation or pleasure. We expect to report topline data from this trial in the first half of 2025.

ALTO-101

We are currently evaluating ALTO-101, a novel PDE4 inhibitor for patients with cognitive impairment associated with schizophrenia, or CIAS in a Phase 2 POC trial. We expect to report topline data from this trial in the second half of 2025.

ALTO-202

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
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $16.8 million and $46.2 million for the three and nine months ended September 30, 2024, respectively. Our net losses were $9.1 million and $25.1 million for the three and nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $123.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
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
As of September 30, 2024, we had cash, cash equivalents and restricted cash of $182.2 million. In February 2024, we raised net proceeds of approximately $133.0 million through our IPO. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. See “—Liquidity and Capital Resources.”
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
Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on borrowings under our loan and security agreement, and non-cash changes in the fair value of our outstanding preferred stock warrant liability. During the three months ended March 31, 2024, in connection with the IPO, the Series A Preferred Stock Warrants were net exercised and settled in common stock and the K2 Warrant was converted into a common stock warrant (see Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report); as a result, both of these warrants are treated as equity instruments prospectively. Therefore, there will be no incremental changes to the fair value of the warrants in future periods.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,
	2024	2023

Operating expenses:
Research and development	$13,060	$7,967
General and administrative	5,826	1,751
Total operating expenses	18,886	9,718
Loss from operations	(18,886)	(9,718)
Other income (expense):
Interest income	2,500	714
Interest expense	(349)	(363)
Change in fair value of warrant liability	—	226
Change in fair value of Convertible Grant Agreement	(48)	—
Total other income (expense), net	2,103	577
Net loss	$(16,783)	$(9,141)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended September 30,
	2024	2023

Direct external program expenses:
ALTO-100	$2,479	$1,973
ALTO-300	1,990	1,117
ALTO-101	1,355	198
ALTO-203	1,057	120
Other clinical development	759	126
Licenses	15	133
Internal and unallocated expenses:
Personnel-related costs	5,266	3,365
Other unallocated expenses	139	935
Total research and development expenses	$13,060	$7,967
Research and development expenses were $13.1 million for the three months ended September 30, 2024, compared to $8.0 million for the three months ended September 30, 2023. The increase of $5.1 million was primarily due to the following:

•an increase of approximately $1.4 million related to our ongoing ALTO-100 and ALTO-300 Phase 2b clinical trials, which began in 2023, an increase of $2.1 million related to our ALTO-203 and ALTO-101 Phase 2 POC clinical trials, which began in 2024;

•an increase of approximately $1.9 million in salary and personnel related costs, which includes $0.6 million of non-cash stock-based compensation.

General and Administrative Expenses
General and administrative expenses were $5.8 million for the three months ended September 30, 2024, compared to $1.8 million for the three months ended September 30, 2023. The increase of $4.1 million was primarily due to the following:

•an increase of approximately $2.1 million in salary and personnel-related costs, which includes $0.9 million of non-cash stock-based compensation; and

•an increase of approximately $0.8 million in professional fees and other expenses related to being a publicly traded company.
Other Income (Expense)
Other income, net increased $1.5 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to an increase in interest income of $1.8 million related to higher interest earned on our money market funds due to larger cash balances invested, offset by a $0.2 million decrease related to the prior year increase in the fair value of our warrant liability.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023

Operating expenses:
Research and development	$36,196	$20,648
General and administrative	15,417	5,396
Total operating expenses	51,613	26,044
Loss from operations	(51,613)	(26,044)
Other income (expense):
Interest income	6,716	1,611
Interest expense	(1,042)	(1,014)
Change in fair value of warrant liability	(243)	359
Change in fair value of Convertible Grant Agreement	(48)	—
Total other income (expense), net	5,383	956
Net loss	$(46,230)	$(25,088)

Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Nine months ended September 30,
	2024	2023

Direct external program expenses:
ALTO-100	$6,802	$4,931
ALTO-300	4,647	2,088
ALTO-101	2,703	1,150
ALTO-203	2,542	162
Other clinical development	1,841	866
Licenses	2,043	150
Internal and unallocated expenses:
Personnel-related costs	14,025	9,552
Other unallocated expenses	1,593	1,749
Total research and development expenses	$36,196	$20,648
Research and development expenses were $36.2 million for the nine months ended September 30, 2024, compared to $20.6 million for the nine months ended September 30, 2023. The increase of $15.5 million was primarily due to the following:

•an increase of approximately $4.4 million related to our ongoing ALTO-100 and ALTO-300 Phase 2b clinical trials, which began in 2023, and an increase of $3.9 million related to our ALTO-203 and ALTO-101 Phase 2 POC clinical trials, which began in 2024;

•an increase of approximately $2.0 million related to development milestones achieved under licensing agreements covering ALTO-101 and ALTO-203; and

•an increase of approximately $4.5 million in salary and personnel related costs, which includes $1.1 million of non-cash stock-based compensation.
General and Administrative Expenses
General and administrative expenses were $15.4 million for the nine months ended September 30, 2024, compared to $5.4 million for the nine months ended September 30, 2023. The increase of $10.0 million was primarily due to the following:

•an increase of approximately $5.2 million in salary and personnel-related costs, which includes $2.7 million of non-cash stock-based compensation; and

•an increase of approximately $5.0 million in professional fees and other expenses related to being a publicly traded company.
Other Income (Expense)
Other income, net increased $4.4 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in interest income of $5.1 million related to higher interest earned on our money market funds due to larger cash balances invested, offset by $0.6 million of expense related to the change in fair value of our warrant liability.
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
As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and restricted cash of $182.2 million and $82.5 million, respectively.
Loan and Security Agreement
In December 2022, we entered into the Loan Agreement with the Lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral agent for the Lender. The Loan Agreement provides for up to an aggregate principal amount of $35.0 million in term loans, which we refer to collectively as the Term Loan, consisting of a first tranche term loan of $10.0 million, two subsequent tranches of term loans of $7.5 million each to be funded upon the achievement of certain time-based, clinical milestones, and an additional uncommitted tranche term loan of up to $10.0 million, or the Fourth Tranche. We drew $10.0 million upon entry into the Loan Agreement and, as of September 30, 2024 and December 31, 2023, we had an outstanding principal balance of $10.0 million under the Term Loan. Based upon the terms of the Loan Agreement we could potentially access up to $10.0 million of the remaining $25.0 million of the credit facility.
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
Convertible Grant Agreement
In July 2024, we entered into the Convertible Grant Agreement with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $1.3 million of which was funded upon the execution of the Convertible Grant Agreement, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. Outstanding amounts under the Convertible Loan accrue interest at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such interest rate equals or exceeds 9% at any time. At any time after the second anniversary of the effective date of the Convertible Grant Agreement or in connection with an event of default, Wellcome has the right, at its election, to convert some or all of the Convertible Loan into shares of our common stock at a price per share equal to a 20% discount to the thirty-day volume-weighted average price of Common Stock on the New York Stock Exchange at the date of such conversion. The Convertible Grant Agreement provides that in no event shall the aggregate number of shares of our common stock issued pursuant to conversion of the Convertible Loan exceed 5,363,326, which is equal to 19.9% of the number of shares of our common stock outstanding as of the date of the Convertible Grant Agreement. At any time after the fifth anniversary of the date of the Convertible Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine months ended September 30,
	2024	2023

Net cash used in operating activities	$(34,403)	$(21,924)
Net cash used in investing activities	(1,569)	(118)
Net cash provided by financing activities	135,642	24,998
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(12)
Net increase in cash, cash equivalents and restricted cash	$99,653	$2,944
Operating activities
Net cash used in operating activities was $34.4 million for the nine months ended September 30, 2024, as compared to $21.9 million for the nine months ended September 30, 2023. The increase in cash used was primarily the result of the increase in net loss of $21.1 million, primarily attributable to our increased spending on research and development expenses. Additional changes in operating cash flow were driven by:

•The increase in net loss was offset by:

◦increased non-cash expenses including stock-based compensation expenses which increased by $3.8 million to $6.1 million for the nine months ended September 30, 2024, compared to $2.3 million for the nine months ended September 30, 2023, and $0.7 million of non-cash expense in the nine months ended September 30, 2024 related to the achievement of a milestone related to a license agreement which was settled, in part, through the issuance of shares of our common stock.

◦increased accrued expenses and other liabilities of $3.6 million in the nine months ended September 30, 2024 compared to an increase in accrued expenses and other liabilities of $0.1 million in the nine months ended September 30, 2023.

•Cash flow used in operations increased due to an increase in prepaid assets related to prepaid insurance.
Investing activities
Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2024, for corporate and clinical trial related capital expenditures, primarily EEG machines utilized in our clinical trials. The net cash used in investing activities for the nine months ended September 30, 2023 was negligible.
Financing activities
Net cash provided by financing activities was $135.6 million for the nine months ended September 30, 2024 primarily related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $3.2 million of other offering expenses related to our IPO that were paid during the nine months ended September 30, 2024.
Net cash provided by financing activities was $25.0 million for the nine months ended September 30, 2023, primarily related to the issuance of Series B convertible preferred stock.

Future Funding Requirements
We believe that our existing cash and cash equivalents of $181.7 million will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of September 30, 2024 consist primarily of obligations under our Term Loan, and lease commitments of $7.1 million over the next five years. For additional information regarding our Term Loan, see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
In addition, we enter into agreements in the normal course of business with clinical trial sites, CROs, CMOs, and other vendors for research and development services. Such agreements generally provide for termination upon limited written notice. These payments are therefore not included in our contractual obligations discussion above. For additional information regarding our contractual obligations and commitments, see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
In July 2024, we entered into the Convertible Grant Agreement with Wellcome. The Convertible Grant Agreement provides for the Convertible Loan from Wellcome of up to approximately $11.7 million, payable in six tranches, $1.3 million of which was funded upon the execution of the Convertible Grant Agreement, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein. For additional information regarding the Convertible Grant Agreement, see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

License Agreement with Stanford University

In December 2019, we entered into an exclusive license agreement with equity, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, which was subsequently amended in May 2020 and December 2023. Under the terms of the Stanford Agreement, we obtained a worldwide, royalty-bearing license, with the right to sublicense during the exclusive term only, under certain patent rights in five patent families relating to brain stimulation, electroencephalogram and functional MRI that we could use to guide treatment of psychiatry patients, or the Stanford Licensed Patents, and under certain technology relating to the inventions covered by the Stanford Licensed Patents, or the Stanford Licensed Technology, to make, have made, use, import, offer for sale and sell licensed products for use in any indication. For a detailed description of the financial terms of the Stanford Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Stanford Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with Sanofi

In May 2021, we entered into a license agreement, or the Sanofi Agreement, with Sanofi, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how of Sanofi relating to a PDE4 inhibitor compound, now known as ALTO-101, to use, have used, develop, have developed, manufacture, have manufactured, commercialize, have commercialized or otherwise exploit ALTO-101 and products incorporating ALTO-101, or the Sanofi Licensed Products, for all human therapeutic, prophylactic and diagnostic uses. We also obtained a non-exclusive, worldwide license to use certain other specified know-how licensed to Sanofi by a specified third party to exploit Sanofi Licensed Products solely with respect to Parkinson’s disease. For a detailed description of the financial terms of the Sanofi Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Sanofi Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with Cerecor

In May 2021, we entered into a patent and know-how license agreement, or the Cerecor Agreement, with Cerecor Inc. (n/k/a Avalo Therapeutics, Inc.), or Cerecor, pursuant to which we obtained an exclusive worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how owned or controlled by Cerecor relating to an NR2B inhibitor compound now known as ALTO-202, including certain rights licensed to Cerecor by Essex Chemie AG, or Merck, to research, develop, make, have made, use, import, offer for sale and sell ALTO-202 and products incorporating ALTO-202, or Cerecor Licensed Products, for the prevention, diagnosis and/or treatment of all diseases in humans. For a detailed description of the financial terms of the Cerecor Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Cerecor Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023

Teva Asset Purchase Agreement

In October 2021, we entered into an asset purchase agreement, or the Teva Agreement, with Teva Pharmaceutical Industries, Ltd. and its affiliate Cephalon, Inc., or together Teva, pursuant to which we acquired patents, know-how and other rights to ALTO-203 and a specified related compound, or Teva Acquired Compounds, and we assumed all post-acquisition liabilities related thereto For a detailed description of the financial terms of the Teva Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Teva Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

In April 2024, we achieved a clinical milestone under the Teva Agreement related to the initiation of our Phase 2 POC trial evaluating ALTO-203 and paid Teva $0.5 million in cash during the nine months ended September 30, 2024. For a detailed description of this milestone payment, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Palisade Asset Purchase Agreement

In October 2021, we entered into an asset transfer agreement, or the Palisade Agreement, with Palisade Bio, Inc., or Palisade, pursuant to which we acquired all patent, know-how and other rights to ALTO-100. Palisade also transferred and assigned to us all right, title, and interest in, to, and under that certain exclusive license agreement, or the Dow Agreement, between Dow Agrosciences LLC, or Dow, and Palisade (f/k/a Neuralstem, Inc.), dated as of December 1, 2016, pursuant to which we licensed patent rights covering an intermediate compound in the manufacturing process for ALTO-100. For a detailed description of the financial terms of the Palisade Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Palisade Agreement and the related License Agreement with Dow Agrosciences LLC, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

License Agreement with MedRx

In September 2023, we entered into a joint development and license agreement, or the MedRx Agreement, with MedRx Co., Ltd., or MedRx, pursuant to which we obtained an exclusive, sublicensable, worldwide license, with the right to sublicense, under certain patent rights and know-how of MedRx relating to transdermal drug delivery to develop (excluding any pre-clinical development), manufacture, and commercialize transdermally delivered pharmaceutical products comprising MedRx’s transdermal patch technology and our ALTO-101, or MedRx Licensed Product, for all therapeutic, prophylactic, and diagnostic uses. We granted MedRx an exclusive, sublicensable, worldwide license under certain patent rights and know-how relating to ALTO-101 owned or controlled by us, including certain patents and know how licensed to us pursuant to the Sanofi Agreement, solely to conduct pre-clinical development and manufacturing of the MedRx Licensed Products for us in accordance with the MedRx Agreement and a separate manufacturing and supply agreement to be entered into between us and MedRx. For a detailed description of the financial terms of the MedRx Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the MedRx Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

In April 2024 we achieved a milestone under the MedRx Agreement and paid MedRx $0.75 million in cash and issued 46,875 shares of our common stock, recognizing expense of $1.5 million during the nine months ended September 30, 2024. For a detailed description of this milestone payment, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other than the milestones achieved under the Teva Agreement and the MedRx Agreement, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of September 30, 2024.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
•The terms of our Loan Agreement and the Convertible Grant Agreement place restrictions on our operating and financial flexibility and may cause dilution to our stockholders. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business or result in further dilution to investors in our common stock.
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
•If we are unable to obtain and maintain sufficient intellectual property protection for our Platform, technologies, and product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making, and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents covering ALTO-100 are expired and patents covering its method of manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the U.S.), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees.
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
Our approach to the discovery and development of product candidates based on our Platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. In October 2024, we reported negative topline results from our Phase 2b clinical trial of ALTO-100 in MDD. Moreover, as an organization, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful product commercialization, or generate revenues. We may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
For the three and nine months ended September 30, 2024 and 2023, our net losses were approximately $16.8 million and $46.2 million, and $9.1 million and $25.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $123.2 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and Platform, research and development, and clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. We anticipate that our expenses will increase substantially if, and as, we:
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
As of September 30, 2024, we had $182.2 million of cash, cash equivalents and restricted cash. Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of filing of this Quarterly Report, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:
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
All of our product candidates are in preclinical or clinical development and their risk of failure is high. In particular, our approach to utilizing our Platform to identify biomarkers and conducting clinical trials in patient populations expressing certain biomarkers has not been validated and may not prove to be successful. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in patient populations identified by our Platform for the relevant indication. Preclinical and clinical testing can take many years to complete, and its outcome is inherently uncertain. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time during the preclinical study or clinical trial process, despite promising preclinical or clinical results. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. For example, in October 2024, we reported that our Phase 2b trial of ALTO-100 in patients with MDD did not meet its primary endpoint. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. Certain of our product candidates were previously subject to all-comer population studies and were not progressed for further development or did not achieve statistically significant outcomes. For example, ALTO-100 demonstrated numerical improvements in MADRS scores but did not achieve statistically significant outcomes in a prior all-comer population study. There can be no assurance that our results to date for these product candidates in our biomarker-characterized patient populations will continue or that the results of our trials will continue to differ from the outcomes of prior all-comer studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates achieved promising results have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful.
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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations, and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the FDA or comparable foreign regulatory authorities, or the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, adverse findings from inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, recently the FDA informed us of a partial clinical hold in connection with the exposure level of ALTO-101 in our ongoing Phase 2 POC trial, which we subsequently resolved by amending the dosing paradigm to evaluate broader exposure levels of ALTO-101.
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
We have in the past and may in the future experience participant withdrawals or discontinuations from our trials. Withdrawal of participants from our clinical trials, including participants in any control groups, may compromise the quality of our data. Even if we are able to enroll a sufficient number of participants in our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials, and delays in enrollment may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may negatively impact our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates. Additionally, participants with neuropsychiatric disorders, including MDD and schizophrenia, constitute a vulnerable patient population and may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition or if they experience other difficulties or issues relating to their underlying disease or condition or otherwise. Further, subjects in MDD trials historically have been documented to show varying levels of medication compliance in such trials. If subjects are not compliant within a trial, the outcome of such trial may not properly reflect the actual effect of the relevant product candidate.
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
We have concentrated our research and development efforts on the application of precision medicine to the diagnosis and treatment of psychiatric disorders, including MDD and schizophrenia, and our future success depends on the discovery of biomarkers through our Platform and the continued development of this Platform. However, neither we nor any other company has received regulatory approval to market therapeutics targeting specific subpopulations of patients with psychiatric disorders based on biomarker identification. The success of our business depends primarily upon our ability to identify, develop, and commercialize precision medicine products based on our Platform, which leverages a novel and unproven approach of applying data analytics and machine learning to the thousands of samples available to us through data collected from both our trials and third party trials. We have not yet succeeded and may not succeed in demonstrating efficacy for any product candidates in clinical trials (including in our Phase 2b trial of ALTO-100 in MDD, for which we reported negative topline results in October 2024) or in obtaining marketing approval thereafter. Our research methodology and novel approach to precision medicine for MDD (or other indications such as schizophrenia) may be unsuccessful in identifying biomarkers that lead to effective selection of a specific subpopulation of patients for whom a product candidate would be effective. Further, even if we successfully identify biomarkers that can be used to identify a specific subpopulation of patients for whom a product candidate would be effective, we may not be able to test potential patients for biomarkers on a commercial scale. Additionally, the FDA may not agree with our biomarker-based approach, which would present additional risks to the potential for successful development. Moreover, because all of our product candidates and development programs utilize our Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
Although we believe that we have the capabilities to conduct clinical trials through our insourced model, we may need to rely on third party CROs to conduct clinical trials if our internal capabilities cannot scale as we work to progress our current product candidates through development, as we potentially expand our product candidate portfolio, or if we do not have sufficient or applicable personnel to support our decentralized clinical trial model. Moreover, without the use of an experienced CRO, our insourced team is responsible for the coordination of drug supply through various shipping vendors, the supply of certain equipment (e.g., EEG devices) for our trials, and the management of our decentralized clinical trial model; our failure to coordinate such matters in an effective and efficient manner could have a material adverse effect on our trials, including our ability to continue to execute upon our decentralized clinical trial model. Our failure or the failure of any CROs we may employ to conduct the trials in compliance with FDA regulations could result in a delay or failure in obtaining FDA approval and could require us to repeat any preclinical studies or clinical trials we or the CRO administered. Our insourced personnel could fail to meet deadlines or run less effectively than a CRO, which could delay development of our product candidates and our ability to seek or obtain regulatory approval or marketing approval for our product candidates.

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
The terms of our Loan Agreement and our Convertible Grant Agreement place restrictions on our operating and financial flexibility and may cause dilution to our stockholders. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business or result in further dilution to you.
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
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with The Wellcome Trust Limited, or Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $1.3 million of which was funded upon the execution of the Convertible Grant Agreement, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of our Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to our efforts to develop and exploit ALTO-100.
The Lender could declare a default upon the occurrence of any event that it interprets could have a material adverse effect, as defined in the Loan Agreement, and Wellcome may declare an event of default upon the occurrence of certain specified events set forth in the Convertible Grant Agreement. Upon the occurrence and continuance of an event of default, the Lender or Wellcome, as applicable, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement and the Convertible Grant Agreement, respectively. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
In addition, pursuant to the Loan Agreement, the Lender may, at its option, elect to convert up to $4.0 million of the then outstanding term loan amount into shares of our common stock. The Lender also has a warrant to purchase shares of our common stock, and we may be required to issue additional warrants to the Lender in the future. At any time after the second anniversary of the date of the Convertible Grant Agreement, Wellcome has the right, from time to time, to convert some or all of the Convertible Loan into shares of our common stock at a 20% discount to the 30-day volume-weighted average price on the New York Stock Exchange at the date of conversion. Any conversion of debt into equity by the

Lender or Wellcome pursuant to the Loan Agreement or the Convertible Grant Agreement, respectively, or exercise of any warrants held by the Lender now or in the future would cause dilution to our stockholders.
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
We are currently developing some of our product candidates for the treatment of MDD. Patients with MDD have historically been treated with a variety of anti-depressant medications and, accordingly, we believe these product candidates, if approved, would compete with several currently approved therapeutics, including: Auvelity (marketed by Axsome Therapeutics, Inc.); Prozac (marketed by Eli Lilly and Company); Rexulti (marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S); Trintellix (marketed by Takeda Pharmaceuticals Company Limited and H. Lundbeck A/S); Vraylar and Viibryd (marketed by AbbVie Inc.); Wellbutrin (marketed by GSK plc); and Zoloft and Effexor (marketed by Pfizer Inc.). We are also aware of several companies developing compounds for the treatment of MDD, including Biogen Inc., Minerva Neurosciences, Inc., Neumora Therapeutics, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc., and Xenon Pharmaceuticals Inc., as well as other earlier stage competitors.
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
As of September 30, 2024, we had 88 total employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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
Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in any of our or our collaborators’ or licensors’ patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents in ALTO-100 are expired and patents covering its method of manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the U.S.), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. Similarly, patents for pharmaceutical formulations containing pharmaceutical product candidates may provide an additional form of intellectual property protection, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our or our collaborators’ or licensors’ pending patent applications directed to pharmaceutical formulations containing our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. In addition, we cannot be certain that the claims of such patents, if granted, will be sufficiently broad to effectively prevent competitors from working around our claimed inventions by developing an alternative formulation and thereby competing with us without infringing our patent rights. Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside methods of use included in our patents. Moreover, even if competitor products are not approved for use in our patented indications, and our competitors do not actively promote their product for indications that are covered by our patents, clinicians may prescribe these competitor products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement is difficult to prevent or prosecute. Like method of use patents, patents relating to our Platform protect the platform for the method specified in the patent claims. This type of patent does not prevent a competitor from developing alternative technologies to identify biomarkers or target patient populations. Even if competitors copy our Platform, infringement may be difficult to determine, prevent, or prosecute.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing, and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or candidates are commercialized. For example, issued patents covering the composition of ALTO-100 are expired and patents covering the method of its manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the U.S.), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and patents covering the composition of ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. As a result, our owned and licensed patent portfolio may not provide us with sufficient and continuing rights to exclude others from commercializing products similar or identical to ours.
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
Furthermore, the climate of geopolitical tensions in China affecting global supply chains could impact our ability to continue to source API and drug product for ALTO-101 and ALTO-203 from our supplier in China. Certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act that was in the U.S. House of Representatives in September 2024, as well as a substantially similar bill in the U.S. Senate, target certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such restrictions could cause delays, disruptions, and cost increases in our studies for ALTO-101 and ALTO-203 or have other adverse effects on the development of our product candidates and our business operations.
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
•announcements relating to our product candidates, including the results of clinical trials by us or our collaborators, such as our announcement regarding our Phase 2b trial of ALTO-100 in MDD in October 2024 ;
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
We currently anticipate that we will retain future earnings for the research, development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The Loan Agreement and the Convertible Grant Agreement contain, and any future debt or other financing arrangements may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders therefore will be limited to the appreciation in the price of our common stock.
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
As of November 8, 2024, we had outstanding 26,970,168 shares of common stock. Of these shares, substantially all of the 9,246,000 shares sold in the IPO (excluding any shares sold in the directed share program implemented in connection with the IPO) are freely tradable and, subject to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, substantially all of our additional shares of common stock became available for sale in the public market on July 30, 2024, which was 180 days after the date of the final prospectus filed in connection the IPO, following the expiration of lock-up agreements between some of our stockholders and the underwriters and/or market stand-off provisions. In addition, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 5,721,134 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine conflict, conflict in the Middle East, and geopolitical tensions in China). The financial institutions in which we hold our cash and cash equivalents are subject to risk of failure. For example, recent events surrounding certain banks, including Silicon Valley Bank, First Republic Bank, and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. As of September 30, 2024, we have no direct exposure to such banks. While we do not expect further developments with any such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.
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
The market price of our common stock is likely to be volatile, and has been volatile following our announcement regarding our Phase 2b trial of ALTO-100 in MDD in October 2024. The stock market in general, and the New York Stock Exchange and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation, and divert our management’s attention from other business concerns, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

ALTO NEUROSCIENCE, INC.

Date:	November 12, 2024	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	November 12, 2024	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer