Form 10-K
period 2024-12-31
Alto Neuroscience, Inc.
filed 2025-03-20
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $266.5 million.

The number of shares of registrant’s Common Stock outstanding as of March 17, 2025 was 27,072,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2024.

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

•the anticipated impact of global economic uncertainty, financial market conditions and geopolitical events, including the conflict between Ukraine and Russia, the regional conflict in the Middle East, geopolitical tensions in China, high levels of inflation, fluctuating interest rates, and proposed tariffs on our business, results of operations, and financial condition;

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

Part I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from our scalable and proprietary Precision Psychiatry Platform, or our Platform, we aim to discover brain-based biomarkers to better identify which patients are more likely to respond to our novel product candidates. Our current pipeline consists of five clinical-stage assets addressing high-need therapeutic areas, including major depressive disorder, or MDD, bipolar depression, or BPD, and schizophrenia. Our most advanced programs are supported by prospectively replicated evidence of clinical activity in biomarker-characterized populations.

Mental health conditions are a leading cause of disability globally. In the United States, current estimates suggest that 13% of adults take antidepressants and over 50% of the population will be diagnosed with a psychiatric disorder during their lifetime, with an estimated $280 billion spent on mental health services in 2020. We believe limitations of currently available treatments, which are often ineffective in a large portion of patients, are a key driver of these rising costs. We believe better outcomes can be achieved through precision medications tailored specifically to address heterogenous alterations in brain functioning seen across individual patients within any psychiatric diagnosis.

While personalized medicine has made significant advances in other areas, most notably in oncology, neuropsychiatry drug development and patient treatment remain largely untargeted. Alto was founded in 2019 to drive innovation in psychiatry and disrupt the traditional, all-comer approach to central nervous system, or CNS, drug development and clinical care. Our precision approach harnesses deep neurobiological insights to identify and develop personalized, highly effective and clinically differentiated treatment options in stratified populations to improve patient outcomes. We believe the opportunity across our portfolio represents a potential to impact over 25 million patients in the United States alone.
Our Platform
Our Platform employs modern tools for measuring human neurobiology and rigorous data science analytics. By combining inputs and expertise across multiple domains, we designed a platform that enables the integration and in-depth analysis of disparate data sets from a variety of sources. The initial development and refinement process involved specialists in data science, software engineering, neuroscience, and psychiatry; and we continue to expand and improve our Platform as we collect additional data across our clinical-stage programs. We believe the neuropsychiatry domain expertise leveraged to develop our Platform provides a distinct advantage in our ability to discover and develop biomarkers that are highly relevant to underlying brain circuit function.

Using our Platform, we collect and analyze data from neurocognitive assessments, electroencephalography, or EEG, and wearable devices. We also collect data from genetic and genomic samples. With our Platform, we employ quantitative analytics, including machine learning, to discover and evaluate unique biomarkers. Our approach aims to avoid the need for interpretation of biomarker data by a clinician, thereby enabling seamless integration into current clinical practice. The Platform is designed for commercial scalability, emphasizing the use of reliable and reproducible biomarkers that can be easily collected in any patient care setting without significant logistical or financial burden. The potential scalability of our Platform has been demonstrated through biomarker collection across more than 70 unique clinical sites and from over 2,000 participants.
Our Strategy
We are building a leading precision psychiatry company with a mission to redefine neuropsychiatric care with personalized and highly effective treatment options. We intend to accomplish our mission by implementing the following key strategies.
Leverage our Platform to advance the first biomarker-driven pipeline for neuropsychiatric indications
•Our Platform generates biological and clinical insights that are rarely, if ever, gained through traditional CNS drug development approaches, which directly guide each phase of the drug development process.
•We aim to use these unique insights to advance our current pipeline products and increase the probability of success for our portfolio of differentiated drug candidates designed to target independent, biomarker-defined patient populations with high unmet needs.

Discover and prospectively replicate objective biomarkers for patient selection
•Our proprietary approach relies on rigorous analytics using patient-derived data to discover, and prospectively replicate, biomarker signatures for likely drug responders. In addition to identifying likely drug responders, we deploy our Platform in early-stage clinical development to characterize drug effects on the brain.
Leverage our internal clinical operations and software development expertise
•We believe our in-house model creates synergies between trials, and enables us to conduct multiple studies simultaneously, reduce cost, and apply learnings across programs to enhance execution.
•Our approach to data oversight enables us to design software tools, such as Spectra, TechCheck, and Altoscope, which are tailored to the requirements of our biomarker data collection with an understanding of how these data will ultimately be gathered in clinical practice.
Expand our pipeline by strategically evaluating in-licensing and acquisition opportunities.
•We plan to seek opportunities to in-license, acquire, or partner on new product candidates in clinical indications where we are able to offer unique expertise to potentially enhance the product candidate’s value and potentially streamline development through targeted patient selection.
Selectively partner our product candidates to maximize their value to patients and our stockholders.
•As we advance the development of our product candidates, in addition to internal commercial capabilities that we may establish, we may also selectively partner with global pharmaceutical companies to maximize the value of our targeted product candidates and robust intellectual property portfolio.
•We may seek partnerships where the efficiency of development and/or the commercial infrastructure required is best achieved through external capabilities.
Our Product Candidates
Our clinical-stage product candidates are being advanced based on extensive preclinical and clinical data that suggest the potential to bring significant improvements to patient populations not adequately treated with current standard-of-care medications.

Our pipeline of clinical-stage product candidates is depicted below:

ALTO-100
Overview
ALTO-100 is a novel small molecule that has shown evidence of a pro-neurogenesis/neuroplasticity mechanism of action, and we believe binds a receptor not targeted by other CNS therapeutics, which would make it first-in-class if approved.

We are currently evaluating ALTO-100 in a Phase 2b trial in patients with BPD, in which patients are assigned to take ALTO-100 as adjunctive treatment to a stable dose of a background mood stabilizing treatment over a 6-week treatment period. BPD is associated with memory, cognitive, and neuroplasticity abnormalities at similar or greater rates than seen in MDD. Much like MDD, poor memory and cognition patients typically experience greater treatment resistance and disability, with overall worse outcomes. Moreover the only currently approved therapies are antipsychotics. We believe the pro-neuroplasticity mechanism of ALTO-100 has the potential to address the high unmet need in this important patient population. The design of the trial is depicted below.

Enrollment in this trial is ongoing, with a target of approximately 200 patients, and we expect to report topline data from the study in the second half of 2026.

In July 2024 we reported that this Phase 2b study is supported in part by a funding award from The Wellcome Trust Limited, or Wellcome. See “—License and Other Agreements—The Wellcome Trust Limited Convertible Grant Agreement” for additional information.

We have granted patents and pending patent applications that we believe provide protection of ALTO-100 to at least 2043. In particular, our development of ALTO-100 in the United States is protected by granted patents covering methods of treating BPD and MDD in patients having objectively determined impaired learning and/or memory with 40-240 mg of ALTO-100. As granted, not accounting for any potential patent term extensions, the patents are expected to cover the use of ALTO-100 in the specified patient population until 2043.

Background on ALTO-100

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

Our Completed ALTO-100 Phase 2b Trial in MDD

In October 2024, we announced that our Phase 2b study of ALTO-100 in patients with MDD did not meet its primary endpoint, assessed by a change from baseline in Montgomery-Åsberg Depression Rating Scale, or MADRS, compared to placebo. The topline results included the primary and key secondary analyses in the biomarker positive modified-intent-to-treat, or mITT, population which included monotherapy and adjunctive treatment populations combined (n=196) and the monotherapy population alone (n=135) respectively. We further reported that the favorable safety and tolerability profile of ALTO-100 was consistent with previously reported studies. Overall, placebo response was well-managed, and the biomarker did not enrich for a larger placebo response in the study. The primary and pre-specified key secondary analyses are depicted in the table below.

ALL ANALYSIS POPULATION	SAMPLE SIZE (N)		MEAN BASELINE MADRS (SD)		WEEK 6 LSM MADRS CHANGE (SE)		COHEN’S D	P
	ALTO-100	Placebo	ALTO-100	Placebo	ALTO-100	Placebo
ALL BIO + MITT (PRIMARY)	97	99	31.2(5.4)	31.5(5.4)	-10.3(1.0)	-9.8(1.0)	0.05	>0.1
MONOTHERAPY BIO + MITT (KEY SECONDARY)	67	68	31.0(4.8)	32.2(5.3)	-9.9(1.2)	-11.1(1.1)	-0.13	>0.1
ADJUNCTIVE BIO + MITT (PRE-SPECIFIED SECONDARY, NOT POWERED)	30	31	31.5(6.6)	30.1(5.4)	-11.5(1.8)	-7.3(1.7)	0.47	0.09

LSM: Least Squares Mean; SD: Standard Deviation; SE: Standard Error; BIO+: Biomarker Positive; MITT: Modified Intention to treat

In a pre-specified analysis of biomarker positive patients taking ALTO-100 or placebo adjunctively to a stable background antidepressant (n=61), ALTO-100 demonstrated a clinically meaningful effect compared to placebo at week 6 (Cohen’s d=0.47, p=0.09). The pre-specified analysis of this population was not powered to achieve statistical significance.

Clear drug effect in prespecified adjunctive population

Week
0
2
4
6
0
-2
-4
-6
-8
-10
-12
-14
LSM Change from Baseline (SEM)
Week 6
Cohen's d=0.47
-7.3
-11.5
Placebo (N=31)
ALTO-100 (N=30)
Baseline MADRS:
• ALTO-100: 31.5 (6.6)
• Placebo: 30.1 (5.4)

We believe the inconsistency of the ALTO-100 effect between the monotherapy population and the adjunctive population was due to a higher than anticipated level of non-compliance with study medication in the monotherapy group, while the adjunctive group demonstrated a high level of compliance (56% in monotherapy vs. 100% in adjunctive). The graph above (right panel) demonstrates the difference in compliance (as measured by detectable levels of ALTO-100 in blood samples) between the monotherapy and adjunctive populations.
In the subset of patients that had evidence of taking ALTO-100 through blood sample analysis, a greater improvement was observed with ALTO-100 compared to placebo in the patients with the cognitive biomarker (shown below on left), and the patients with the cognitive biomarker demonstrated a greater improvement than those without the biomarker (right). The analyses in the pharmacokinetic, or PK, positive sample are supportive of the overall potential efficacy of ALTO-100 in patients with the cognitive biomarker.

We believe the clinically meaningful signal in the adjunctive subgroup, combined with the evidence of biomarker enrichment in the compliant subset of patients, supports continuing the Phase 2b trial of ALTO-100 as an adjunctive treatment in BPD. Further, we believe the evidence across analyses of the ALTO-100 Phase 2b MDD trial broadly supports our enrichment approach as having the potential to identify patients that could demonstrate a better response to treatment.
ALTO-300

Overview
ALTO-300 is an investigational oral, small molecule melatonergic (MT1 and MT2) agonist and serotonergic (5-HT2C) antagonist with antidepressant properties. We are developing ALTO-300 as an adjunctive treatment in the United States for patients with MDD, characterized by an EEG biomarker. The compound has been approved as an antidepressant in Europe and Australia with the International Nonproprietary Name, agomelatine.

In June 2023, we initiated a six-week, double-blind, placebo-controlled, randomized Phase 2b clinical trial in patients with MDD characterized by an EEG biomarker signature. We expect to enroll approximately 200 biomarker positive patients in the final analysis sample, which is therefore expected to result in approximately 320 patients enrolled in the study in total (inclusive of biomarker negative patients and patients not included in the final analysis sample as a result of the completed blinded site and patient case review). Patients are randomized to receive either 25mg of ALTO-300 once daily before bedtime, or QHS, or placebo in addition to a background antidepressant, to which they have had inadequate response, over a six-week treatment period. Patients are then enrolled into an eight-week open-label extension in which they receive 25mg QHS of ALTO-300. The primary endpoint in the trial is the change in MADRS score from baseline to week six in the EEG biomarker positive group. We expect to report topline data from this trial in mid-2026.

The ALTO-300 biomarker—a measure of reduced neural signaling stability—has been replicated and reverse translated to animals to elucidate a mechanistic link. In the preclinical model, administration of a 5-HT2C agonist led to a dose-related increase in EEG irregularity using the same measure as the human biomarker. Building on these results, we have now demonstrated the successful standardization of EEG enrichment marker acquisition through a platform that facilitates the identification of patients potentially most likely to respond to ALTO-300. Given the prevalence of patients with the biomarker profile observed in our clinical trials to date, we estimate approximately 50% of patients with MDD, to be eligible candidates for potential treatment with ALTO-300 if approved.

We have a granted patent and pending patent applications that we believe provide protection of ALTO-300 to at least 2044. In particular, our development of ALTO-300 in the United States is protected by a granted patent covering the use of ALTO-300 as an adjunctive therapy and patient selection using our EEG biomarker. As granted, not accounting for any potential patent term extensions, the patent is expected to cover the use of ALTO-300 in the EEG-defined patient population until 2044.

MDD Background

MDD is a psychiatric disorder characterized by key symptoms such as low mood, anhedonia, poor concentration and decision-making, and changes in sleep and appetite. It is one of the most common and debilitating medical disorders and, according to the World Health Organization, is a leading cause of disability worldwide. According to the National Institute of Mental Health, an estimated 8.3% of adults in the United States experienced one major depressive episode in 2021.
Given the extensive utilization of antipsychotic medications in depression, which are typically poorly tolerated, and the favorable tolerability profile of agomelatine, we believe the opportunity for a treatment with a novel mechanism in an adjunctive treatment population could provide a substantial benefit to patients and providers.

Background on ALTO-300 (Agomelatine) and History of Clinical Development
ALTO-300 is a product candidate known as agomelatine, initially developed by Servier. Agomelatine is a melatonergic (MT1 and MT2) agonist and serotonergic (5-HT2C) antagonist that is approved and commercially available in Europe (for the treatment of major depressive episodes in adults) and Australia (for the treatment of major depression in adults including prevention of relapse). As illustrated in the figure below, its MT1/2 agonism is thought to elevate mood through effects on circadian rhythms, while its 5-HT2C antagonism is thought to elevate mood by disinhibiting dopamine and norepinephrine release, particularly in the frontal cortex. This unique pattern of pharmacological activity is thought to contribute to agomelatine’s favorable tolerability data, characterized by a low reported incidence of canonical antidepressant side effects such as gastrointestinal intolerability, anxiety, sleep disturbance, and sexual dysfunction. Compared to other adjunctive treatments, agomelatine has demonstrated similar all-comer efficacy and favorable tolerability, with no difference in dropout due to adverse events, unlike many antipsychotics. Further, agomelatine has been shown to better treat anhedonia symptoms as compared to selective serotonin reuptake inhibitors, or SSRIs, or serotonin-norepinephrine reuptake inhibitors, or SNRIs, in third-party clinical trials.

Agomelatine has been studied in thousands of patients globally, including a Phase 3 clinical development program for MDD in the United States by Novartis. In these studies, the observed antidepressant effects of 25mg and 50mg agomelatine were approximately similar. However, higher rates of reversible liver enzyme elevation have been observed in the 50mg relative to the 25mg dose, both in Servier’s studies and in clinical practice. We are developing only 25mg agomelatine as ALTO-300.

Interim Analysis Outcome from Ongoing Phase 2b Trial in MDD

In February 2025, we announced a favorable outcome from the planned interim analysis for the Phase 2b trial of ALTO-300 as an adjunctive treatment for patients with MDD. The interim analysis resulted in a recommendation to continue the study with a total targeted biomarker positive population of approximately 200 patients in the final analysis sample. The original target sample was 150 biomarker positive patients. We believe increasing the biomarker positive sample improves the overall probability of success of this trial.

Prior to the interim analysis, a blinded committee conducted an in-depth site and patient eligibility review that resulted in the prospective exclusion of sites and patients from the analysis population. Following the eligibility review, the biomarker positive population in the interim analysis consisted of 87 patients.

Our Completed ALTO-300 Phase 2a Trial in MDD

We completed an exploratory Phase 2a clinical trial of ALTO-300 as an adjunctive treatment in patients with MDD who experienced inadequate response to an antidepressant. The eight-week clinical trial was conducted across more than 20 sites in the United States and enrolled 239 patients with MDD between the ages of 18-74 years old to evaluate potential predictive biomarkers as well as the efficacy and safety of ALTO-300. Patients remained on a background antidepressant and were administered 25mg of ALTO-300 once daily before bedtime. A total of 110 of these patients underwent EEG recordings, of which 105 met pre-specified eligibility requirements to be included in the EEG analyses. The primary analysis was change in depressive symptoms as measured by MADRS at week four.

The Phase 2a trial identified a reproducible, readily scalable, and easily administered machine learning-derived EEG biomarker, which was further validated through prospective replication. Significantly more biomarker-characterized patients (n=55) than patients without the biomarker (n=50) achieved clinical response (defined as ≥50% reduction in depression symptoms) at week four (47% vs. 28%), week six (58% vs. 34%), and week eight (62% vs. 48%) of treatment. Overall, we observed a robust clinical response in biomarker positive patients. Further, the predictive biomarker is specific to patients receiving ALTO-300, as it is not predictive of response in patients taking either placebo or standard-of-care SSRI/SNRIs based on data from separate studies in which EEG measurements allowed Alto to differentiate between patients with or without this EEG biomarker.

ALTO-300 was well tolerated in the Phase 2a trial among 239 patients, with no treatment-related serious adverse events reported. Importantly, we did not observe any incidents of liver function test, or LFT, elevations across aspartate transaminase or alanine transaminase greater than three times the upper limit of normal.
ALTO-203
Overview

ALTO-203 is an investigational, novel, oral small molecule histamine H3 receptor inverse agonist. We are currently advancing ALTO-203 for the treatment of patients with MDD associated with increased levels of anhedonia.

We are currently running a Phase 2 proof-of-concept, or POC, trial which consists of two sequential double-blind, placebo-controlled treatment periods with two dose levels of ALTO-203 as a monotherapy. In the first period, patients receive a single-dose of ALTO-203 or placebo, and the outcome measure is designed to evaluate pharmacodynamic effects. An acute change in positive emotion will be assessed by the alertness and mood components of the Bond-Lader Visual Analog Scale (BL-VAS), an established scale of subjective emotion also used in a prior Phase 1 trial of ALTO-203. In the second period, patients receive ALTO-203 or placebo once daily over a 28-day treatment period to evaluate the clinical activity and safety of ALTO-203. The study is powered based on the outcomes being evaluated in the first period. The clinical outcomes, e.g., MADRS, are not powered to detect statistical significance. We have completed enrollment with 69 patients in the study and expect to report topline data in the second quarter of 2025.

Our development of ALTO-203 is protected by a robust intellectual property estate, including granted patents and pending patent applications. We believe our patent applications for ALTO-203 will provide protection to at least 2044.

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

Background on ALTO-203

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

Despite these theoretical effects of blocking H3 receptors, as well as the action of many H3 inverse agonists on cortical dopamine release, prior data on several H3 inverse agonists have failed to demonstrate any effects on dopamine release in the nucleus accumbens. This lack of an effect on dopamine is particularly notable for the only approved H3 inverse agonist, pitolisant, which is indicated for the treatment of excessive daytime sleepiness in narcolepsy. In a preclinical study conducted by ALTO-203’s originator, ALTO-203 demonstrated an elevation of dopamine in the nucleus accumbens, a region of the brain thought to be particularly implicated for reward and motivation. We believe this activity in the nucleus accumbens differentiates ALTO-203 from other H3 inverse agonists given that the ability to drive dopamine release may be critical for mood enhancement. Further, in a Phase 1 trial completed by its originator, ALTO-203 acutely increased subjective positive emotions by levels equivalent to or greater than modafinil, an U.S. Food and Drug Administration, or FDA, approved drug acting through dopamine release. The approach to treating depression through a dopamine-enhancing treatment, like modafinil or armodafinil, has been successful in third-party clinical trials in MDD and BPD.

Previously Completed ALTO-203 Phase 1 Study in Healthy Volunteers

ALTO-203 was previously studied in a Phase 1 study and demonstrated significant acute benefits on a scale of subjective positive emotion, compared to placebo. The magnitude of this effect was shown to be equivalent to, or better than modafinil, an active comparator with demonstrated antidepressant activity in clinical trials.

ALTO-101

Overview

ALTO-101 is an investigational brain-penetrant phosphodiesterase 4, or PDE4, inhibitor that we are developing in a novel transdermal formulation for the treatment of Cognitive Impairment Associated with Schizophrenia, or CIAS. Through this unique formulation, ALTO-101 is designed to retain the desired brain effects shown with the oral formulation and avoid tolerability challenges and adverse effects known to be associated with PDE4 inhibitors. In our completed Phase 1 trial, we demonstrated robust effects of ALTO-101 on cognitive processing, measured with EEG, and cognitive test performance. We are currently evaluating ALTO-101 in a Phase 2 POC trial, which consists of a cross-over, double-blind, placebo-controlled, dose-escalating treatment and we expect to enroll approximately 70 adults with schizophrenia between the ages of 21 and 55. The primary endpoint in the study is the effect of ALTO-101 on theta band activity, the EEG measure shown to be best related to CIAS in replicated analyses of large schizophrenia datasets. Objective cognitive performance will also be evaluated. We expect to report topline data in the second half of 2025.

We have pending patent applications to protect the utilization of the product candidate in the indications for which we are developing it. We believe our patent applications for ALTO-101 will provide protection to at least 2044.
CIAS Background

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

Background on ALTO-101

ALTO-101 is a brain-penetrant small molecule that inhibits the PDE4 enzyme. PDE4 inhibition is relevant across numerous high-need therapeutic areas. However, available medications are non-brain penetrant with substantial tolerability and dosing limitations.

PDE4 normally acts to break down cyclic adenosine monophosphate, or cAMP, terminating its ability to drive downstream signaling. Post-mortem and genetic studies of patients with cognitive disorders, including schizophrenia, have demonstrated reduction in a key neuroplasticity-related second messenger signaling pathway involving cyclic adenosine monophosphate, or cAMP. This pathway has been extensively studied in humans and a wide range of preclinical models, with findings indicating that reduction in cAMP signaling has been observed to be associated with impaired cognition and mood, while increasing cAMP has been shown to rescue deficits in animal models of a variety of neuropsychiatric disorders. While several drugs that increase cAMP levels by inhibiting the breakdown of this second messenger are approved for non-CNS indications (e.g., psoriasis), none have yet been approved in the United States to treat neuropsychiatric disorders. By inhibiting PDE4, ALTO-101 is designed to elevate cAMP levels, which in the hippocampus has enhanced neuroplasticity and improved various forms of memory in preclinical models. ALTO-101 has demonstrated pro-cognitive effects in vivo at doses as low as five micrograms per kilogram. The figure below illustrates the potential mechanism of action of ALTO-101.

neurotransmitter
receptor
Adenylyl cyclase
PDE4
ALTO-101
ATP
cAMP
5'-AMP
Transcription
Plasticity, Neurogenesis

Our Completed ALTO-101 Phase 1 Study in Healthy Subjects

In order to understand the pharmacodynamic effects of ALTO-101 and neurocognitive outcomes relevant to CIAS, we completed a dose mapping trial in healthy subjects using our platform. Specifically, 40 individuals completed a three-condition cross-over design study, with each participant receiving single doses of placebo, 0.5mg, and 1.5mg of ALTO-101 orally at seven-day intervals. Key outcomes on EEG, event-related potentials, and neurocognitive task performance measures relevant to schizophrenia and other cognitive disorders were assessed. Compared to placebo, we observed significant effects in a dose response relationship for ALTO-101 on multiple measures including decreases in EEG resting theta power, which is known to be elevated in multiple cognitive and psychiatric disorders; increases in stimulus-driven gamma-band phase locking, which is known to be reduced in schizophrenia patients; and increases in mismatch negativity, which is known to be blunted in patients with schizophrenia. We also observed statistically significant, dose-dependent increases in information processing speed, a core cognitive domain important to multiple higher-level functions, as well as promising effects on a global cognition composite. We believe that these results support the potential utility of ALTO-101 as a pro-cognitive agent.

Higher doses of PDE4 inhibitors, broadly, have been associated with increased rates of nausea, which we believe is associated with peak concentrations in the brain after oral dosing. In our Phase 1 study, we likewise observed a dose-dependent increase in nausea (2.4% at 0.5mg and 28% at 1.5mg), dizziness (4.8% and 23.3%), and lightheadedness (2.4% and 14%), though only 2.3% of patients discontinued due to an adverse event. No serious treatment emergent adverse events, or TEAEs, were identified. The vast majority of these TEAEs occurred near Tmax, or the time it takes to reach peak drug concentration in the brain. Given the potency of ALTO-101, and our observation of its dose-response pharmacodynamic effects on brain biomarkers of cognition, we reformulated ALTO-101 to be delivered transdermally. The transdermal formulation, being developed in partnership with MedRx Co., Ltd., or MedRx, is designed to deliver a consistent and pharmacodynamically relevant dose while avoiding the peaks in blood concentration typical of immediate release oral drugs. See “—License and Other Agreements—License Agreement with MedRx” for further discussion.

We completed a Phase 1 trial in healthy subjects designed to evaluate the safety, tolerability, pharmacokinetics, and adhesion properties of a proprietary transdermal formulation of ALTO-101 compared to oral administration of ALTO-101 in healthy subjects. The transdermal formulation achieved similar maximum concentration as the oral formulation with a greater overall duration of exposure. The area under the curve was 62% and 170% higher on day 1 and day 2 respectively for the transdermal relative to oral administration (day 1 p=0.01; day 2 p<0.001). Further, the transdermal formulation was well-tolerated with no discontinuations. All adverse events reported in the study were mild in severity, and there were no reported serious adverse events. The transdermal formulation demonstrated favorable adhesion properties and there were no application site reactions that led to removal or intolerance. Taken together, our novel transdermal formulation of ALTO-101 exhibited greater systemic drug exposure than orally administered ALTO-101 while also demonstrating a reduction in typical class-related adverse events.

ALTO-202
Overview

ALTO-202 is an investigational orally bioavailable antagonist of the GluN2B subunit of the NMDA receptor. NMDA receptors are receptors for glutamate, the major excitatory neurotransmitter in the brain, and its excessive release is associated with excitotoxicity-induced brain injury. This involvement of the glutamatergic system in depression is supported by the antidepressant effects of NMDA receptor antagonists, like ketamine and its enantiomer, esketamine. Given the evidence of antidepressant activity of NMDA receptor antagonists, and the drawbacks of those currently used, we plan to develop ALTO-202 in MDD as an oral GluN2B antagonist. We are currently in the process of planning the next phase of clinical development for ALTO-202.

Background on ALTO-202

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
Under the terms of the Stanford Agreement, we obtained a worldwide, royalty-bearing license, with the right to sublicense during the exclusive term only, under certain patent rights in five patent families relating to brain stimulation, electroencephalogram and functional MRI that we could use to guide treatment of psychiatry patients, or the Stanford Licensed Patents, and under certain technology relating to the inventions covered by the Stanford Licensed Patents, or Stanford Licensed Technology, to make, have made, use, sell, offer for sale and import licensed products for use in any indication. Our rights under the Stanford Licensed Patents are exclusive until December 2029, at which time it will become non-exclusive, and our rights under the Stanford Licensed Technology are non-exclusive. Some of the Stanford Licensed Patents are jointly owned by the United States Department of Veterans Affairs and/or the Board of Regents of the University of Texas System, or the UT Board, but all the Stanford Licensed Patents are exclusively managed by Stanford under invention management agreements between Stanford and those other institutions. Stanford retained the right for itself and all other non-profit research institutions to practice the Stanford Licensed Patents and use the Stanford Licensed Technology for any non-profit purpose, including sponsored research and collaborations. Additionally, the United States Government has the nonexclusive, nontransferable, irrevocable, royalty-free, paid-up right to practice or have practiced the Stanford Licensed Patents throughout the world by or on behalf of the United States Government and on behalf of other governments or organizations, and requires us to manufacture the licensed product substantially in the United States.
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
License Agreement with Sanofi
In May 2021, we entered into a license agreement, or the Sanofi Agreement, with Sanofi, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how of Sanofi relating to a PDE4 inhibitor compound, now known as ALTO-101, to use, have used, develop, have developed, manufacture, have manufactured, commercialize, have commercialized or otherwise exploit ALTO-101 and products incorporating ALTO-101, or the Sanofi Licensed Products, for all human therapeutic, prophylactic and diagnostic uses. We also obtained a non-exclusive, worldwide license to use certain other specified know-how licensed to Sanofi by a specified third party to exploit Sanofi Licensed Products solely with respect to Parkinson’s disease. During a time period that ends at a specified point in late-stage clinical development for the first Sanofi Licensed Product, Sanofi retains a limited right of first negotiation to negotiate to obtain from us, on an indication-by-indication basis, exclusive worldwide rights to exploit such Sanofi Licensed Product in such indication. If we do not agree upon terms for such exclusive license with Sanofi within a specified negotiation period, we are free to continue the development and commercialization of the Sanofi Licensed Product ourselves or via the grant of rights to any third party, subject to certain specified limitations on the grant of such rights, and the reinstatement of Sanofi’s right of first negotiation after a specified period.
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
Teva Asset Purchase Agreement
In October 2021, we entered into an asset purchase agreement, or the Teva Agreement, with Teva Pharmaceutical Industries, Ltd. and its affiliate Cephalon, Inc., or, together Teva, pursuant to which we acquired patents, know-how and other rights to ALTO-203 and a specified related compound, or Teva Acquired Compounds, and we assumed all post-acquisition liabilities related thereto. Pursuant to the Teva Agreement, we are required to use commercially reasonable efforts to research, register, manufacture, develop, and commercialize the acquired assets, including exploiting products that incorporate a Teva Acquired Compound, or Teva Products.
As partial consideration for the acquisition of these rights, we paid Teva an upfront fee of $0.5 million. For the first Teva Product that we develop pursuant to the Teva Agreement, we are required to pay Teva up to an aggregate of $27.0 million upon the achievement of certain development and regulatory approval milestones ($0.5 million of which was paid to Teva in connection with the initiation of our Phase 2 POC trial evaluating ALTO-203), and up to $35.0 million in the aggregate for the achievement of certain tiered sales milestones for such Teva Product. In addition, if we successfully achieve regulatory approval, then beginning with first commercial sale, on a Teva Product-by-Teva Product and country-by-country basis, we will be required pay Teva tiered royalties on worldwide annual net sales of Teva Products at percentages ranging from the mid-single-digit to ten percent, until the latest to occur of (a) expiration of the last valid claim of an acquired patent covering the composition of matter, or use or formulation of the composition of matter of a Teva Acquired Compound incorporated in or comprising such Teva Product in such country, (b) the expiration of new chemical entity data and/or market exclusivity for such Teva Product in such country and (c) the 10th anniversary of the date of first commercial sale of such Teva Product in such country. The patents acquired from Teva covering ALTO-203 are due to expire in 2027, without taking into account any possible patent term adjustment or extension or terminal disclaimers, assuming payment of all appropriate maintenance, renewal, and fees, and unless the patents are invalidated earlier in a patent challenge. Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms.
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
In connection with the transactions effected by the Palisade Agreement, Palisade also transferred and assigned to us all right, title, and interest in, to, and under an exclusive license agreement, or the Dow Agreement, between Dow Agrosciences LLC, or Dow, and Palisade (f/k/a Neuralstem, Inc.), dated as of December 1, 2016, as a result of which we obtained an exclusive, sublicensable license under certain patent rights of Dow to make, have made, use, and have used, certain compounds covered by such patent rights and to make, have made, offer for sale, sell, import, and have imported, products using such compounds, including Palisade Acquired Products, for the development, synthesis, and commercialization of such products as prescription human pharmaceutical in the United States. The patent rights licensed to us under the Dow Agreement cover an intermediate compound in the manufacturing process for ALTO-100.
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
Pursuant to the MedRx Agreement, we paid MedRx an upfront fee of $150,000. We are required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for the first MedRx Licensed Product to achieve such milestones with respect to a first indication, and an additional milestone in the mid-single digit millions for each additional approved distinct indication for such first MedRx Licensed Product or a subsequent MedRx Licensed Product. In addition, we will be required to pay MedRx sales milestones based on the achievement of specified thresholds of aggregate annual worldwide net sales of all MedRx Licensed Products of up to $110.0 million in the aggregate, if all such sales thresholds are achieved. In April 2024, we achieved a milestone under the MedRx Agreement and paid MedRx $0.75 million in cash and issued MedRx 46,875 shares of our common stock.
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

The Wellcome Trust Limited Convertible Grant Agreement

In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with The Wellcome Trust Limited, or Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $1.3 million of which was funded upon the execution of the Convertible Grant Agreement, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions. As of January 2025, we achieved a milestone under the Convertible Grant Agreement giving us the right to draw down a total of $3.8 million which represents the milestone and the remaining portion of the initiation payment.

We may use proceeds from the Convertible Loan solely to advance development of ALTO-100 in bipolar depression. In addition, if we do not exploit or develop ALTO-100 (other than for safety or efficacy concerns) within a specified period following the completion of our Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression, the Convertible Grant Agreement provides Wellcome with a limited right to exploit ALTO-100, solely in bipolar depression, subject to a revenue share between Wellcome and us of any proceeds arising from Wellcome’s exploitation. Outstanding amounts under the Convertible Loan accrue interest at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such interest rate equals or exceeds 9% at any time. At any time after the second anniversary of the effective date of the Convertible Grant Agreement or in connection with an event of default, Wellcome has the right, at its election, to convert some or all of the Convertible Loan into shares of our common stock at a price per share equal to a 20% discount to the thirty-day volume-weighted average price of Common Stock on the New York Stock Exchange at the date of such conversion. The Convertible Grant Agreement provides that in no event shall the aggregate number of shares of our common stock issued pursuant to conversion of the Convertible Loan exceed 5,363,326, which is equal to 19.9% of the number of shares of our common stock outstanding as of the date of the Convertible Grant Agreement. At any time after the fifth anniversary of the date of the Convertible Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.
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
As of December 31, 2024, we owned, co-owned, or have an exclusive license to approximately 137 patents and pending patent applications in the United States and foreign jurisdictions, including 22 issued U.S. patents and 45 issued foreign patents, with expected expiry dates between 2026 and 2044, without taking into account potentially available patent term adjustments or extensions in the United States and other countries, and assuming payment of all appropriate maintenance, renewal, and annuity fees.
Product Candidate Patent Portfolio
As of December 31, 2024, we owned, co-owned, or have an exclusive license to approximately 110 patents and pending patent applications in the United States and foreign jurisdictions relating to our product candidates, including 13 issued U.S. patents and 37 issued foreign patents. Patents and patent applications directed to our most advanced programs are summarized below.

ALTO-100
With respect to ALTO-100, as of December 31, 2024, we owned three issued U.S. patents, 18 issued foreign patents, 12 pending U.S. patent applications, 10 pending foreign applications, and one pending international application with claims directed to composition of matter, method of manufacturing, and method of treating depression. The patents covering the method of manufacturing ALTO-100 are expected to expire in 2030. We in-license one patent from Dow directed to certain intermediate compounds useful in the manufacturing ALTO-100, which patent is expected to expire in 2029. Any patents covering the method of treating depression that may issue from such pending patent applications are expected to expire in 2042 or 2043, in each case, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. Our foreign patents and pending patent applications are filed in jurisdictions including Australia, Brazil, Canada, China, Israel, India, Japan, South Korea, Mexico, Philippines, Singapore, Hong Kong, Czech Republic, Germany, Spain, France, United Kingdom, Ireland, and Italy.
ALTO-300
With respect to ALTO-300, as of December 31, 2024, we owned three U.S. pending patent applications and one pending international application with claims directed to a method of treating depression in patients with certain EEG measurements. Any patents that issue from such pending patent applications are expected to expire in 2044, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
ALTO-101
With respect to ALTO-101, as of December 31, 2024, we owned seven U.S. pending patent applications and one pending international application with claims directed to method of treatment of neuropsychiatric disorders. Any patents that issue from these applications would be expected to expire in 2044 or 2045, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. We also exclusively in-license from Sanofi one issued U.S. patent and three issued foreign patents in Germany, France, and United Kingdom, which are expected to expire in 2033, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. Additionally, we exclusively in-license from MedRx one issued U.S. patent, one granted European patent, and two issued foreign patents in Japan and China, as well as two pending U.S. patent applications. The issued U.S. and foreign patents that are in-licensed from MedRx are expected to expire in 2034, and any patent issued from the pending patent application is expected to expire in 2034, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. We also co-own one pending international patent application with MedRx that is directed to an ALTO-101 formulation, which is expected to expire in 2044, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
ALTO-203
With respect to ALTO-203, as of December 31, 2024, we owned three issued U.S. patents with claims directed to composition of matter and method of treatment for cognition/cognitive disorders. These patents are expected to expire in 2027, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. In addition, we own two U.S. applications and one international application with claims directed to a method of treating a psychiatric or neurological disorder in a patient who has anhedonia with ALTO-203. These patents are expected to expire in 2044, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
ALTO-202
With respect to ALTO-202, as of December 31, 2024, we in-licensed from Cerecor one issued U.S. patent (owned by Merck and licensed to Cerecor) with claims directed to the composition of matter (ALTO-202 compound), which is expected to expire in 2026. We also in-licensed from Cerecor (co-owned with Merck) three issued U.S. patents and one pending U.S. application, and nine foreign issued patents or pending applications in Australia, Canada, China, Germany, Spain, France, India, United Kingdom, and Italy, with claims directed to composition of matter (polymorphic forms of

ALTO-202). These patents are expected to expire in 2035, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. Lastly, we in-licensed from Cerecor one pending U.S. application, with claims directed to a method of treatment. Any patents that issue from this application are expected to expire in 2040, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
Precision Psychiatry Platform Patent Portfolio
With respect to our Platform, as of December 31, 2024, we owned one pending U.S. patent application with claims directed to the method of identifying patient subtypes which relates to one aspect of our Platform. Any patent that issues from this application is expected to expire in 2040, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. We also exclusively in-license from Stanford five issued U.S. patents and one U.S. pending patent application with claims directed to machine learning techniques for identifying treatable patient populations. The issued patents are expected to expire between 2037 and 2040, and any patents that issue from the pending patent application are expected to expire in 2039, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. These Stanford patents may be relevant to future iterations of our Platform.
Trademarks
We also protect our brands, including through the procurement of trademark registrations. As of December 31, 2024, we owned U.S. trademark registrations for our house mark ALTO NEUROSCIENCE and our Brain logo.
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
Competition
The biopharmaceutical industry is characterized by the rapid innovation and intense competition. While we believe that our innovative precision psychiatry approach and pipeline of clinical assets provide us with competitive advantages, we face competition from multiple biopharmaceutical and biotechnology companies that are similarly working to develop therapeutics targeting neuropsychiatry and CNS disorders, as well as from academic institutions, governmental agencies, and public and private research institutions. Many of our potential competitors, either alone or with collaboration partners, have significantly greater financial resources than we do, as well as equal or greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our potential competitors may be more successful than we are in achieving regulatory approvals and commercializing their products. We anticipate that we will face intense and increasing competition from existing, approved drugs, as well as new drugs entering the market and emerging technologies that become available. In particular we are developing our product candidates in the areas of major depressive disorder, bipolar depression, and schizophrenia. Notable examples of companies with either approved therapies or product candidates in development in areas that may be competitive in our areas of focus are AbbVie Inc.; Axsome Therapeutics, Inc.; Neumora Therapeutics, Inc.; Neurocrine Biosciences, Inc.; and Xenon Pharmaceuticals, Inc., among others. We believe the key competitive factors affecting the success of our product candidates that we develop to address MDD, BPD, schizophrenia, and other CNS disorders, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.
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

Device manufacturing processes subject to FDA oversight are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. In February 2024, the FDA issued the Quality Management System Regulation Final Rule to amend the QSR, incorporating by reference the international standard for medical device quality management systems set by the ISO, ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required to comply with the QSR. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
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
Healthcare Reform
In the United States, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates, and similar healthcare laws and regulations exist in the European Union, or EU, and other jurisdictions. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
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
Since its enactment, there have been judicial, executive and political challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is unclear how other healthcare reform measures, if any, will impact our business
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most recently, among other things, the IRA requires manufacturers of certain drugs that have been on the market for at least seven years to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. Further, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf, as well as their covered subcontractors.
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
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines, but monitor and control company profits. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”), process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into application on January 12, 2025 through a phased implementation based on the type of product (i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030) and is intended to harmonize the clinical benefit assessment of HTA across the EU and is intended to harmonize the clinical benefit assessment of HTA across the EU.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. The downward pressure on the rise in healthcare costs in general and pharmaceutical products in particular has become intense. As a result, in the EU, increasingly high barriers are being erected to the entry of new products. In the United States, the emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes has increased and we expect will continue to increase the pressure on product pricing. In addition, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
Data Privacy and Security
Numerous state, federal, and foreign laws, regulations and standards govern the collection, use, access to, confidentiality, and security of health-related and other personal information, including clinical trial data. Certain of these laws, regulations, and standards apply now to our operations, and additional such laws, regulations, and standards could in the future apply to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information. Further, to the extent we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we could be subject to foreign laws, such as the GDPR, which govern the privacy and security of personal data, including health-related data. Our use of artificial intelligence and machine learning may also be subject to evolving laws and regulations regarding security and privacy, as well as controlling for data bias and anti-discrimination. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Employees and Human Capital Resources
As of December 31, 2024, we had 76 total employees, including 72 in the United States and four in Australia. Of our 76 employees, 18 hold Ph.D. and/or M.D. degrees and 58 were engaged in research and development. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information and Trademarks

Alto Neuroscience, Inc. was incorporated under the laws of the State of Delaware in March 2019. Our principal executive office is located at 650 Castro Street, Suite 450, Mountain View, CA 94041. Our telephone number is (650) 200-0412. Our website address is www.altoneuroscience.com. Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this Annual Report.

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

Also available on our website is information relating to our corporate governance and our board of directors, including our corporate governance guidelines; our code of business conduct (for our directors, officers and employees); and our board committee charters. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, 650 Castro Street, Suite 450, Mountain View, CA 94041.

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

•Even if our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

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

•The terms of our Amended Loan Agreement and the Convertible Grant Agreement place restrictions on our operating and financial flexibility and may cause dilution to our stockholders. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business or result in further dilution to investors in our common stock.

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

•If we are unable to obtain and maintain sufficient intellectual property protection for our Platform, technologies, and product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making, and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents covering ALTO-100 expired and patents covering its method of manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired (in foreign countries) and are due to expire in 2026 (in the United States), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees.

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

For the years ended December 31, 2024, and 2023, our net losses were approximately $61.4 million and $36.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $138.4 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and Platform, research and development, and clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. We anticipate that our expenses will increase substantially if, and as, we:
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
•seek regulatory approvals for our current product candidates or any future product candidates;
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
•experience any delays in our preclinical studies or clinical trials and regulatory approval for our product candidates due to macroeconomic conditions, geopolitical conflicts, or other global events; and
•incur additional costs, including legal, accounting, and other expenses, associated with operating as a public company.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, preclinical studies, and clinical trials of our current and future product candidates, to seek regulatory approvals for our current product candidates, and to launch and commercialize any products if we receive regulatory approval.

As of December 31, 2024, we had $168.7 million of cash, cash equivalents and restricted cash. Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of filing of this Quarterly Report, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:
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
•our ability to mitigate the impact of adverse macroeconomic conditions or other geopolitical events, the ongoing conflicts between Ukraine and Russia and in the Middle East, geopolitical tensions in China, inflation, fluctuating interest rates, tariffs, or other factors on our preclinical and clinical development or operations;
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in business, products, and technologies.

We will require substantial additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Market volatility resulting from adverse macroeconomic conditions or geopolitical events, including the ongoing conflicts between Ukraine and Russia and in the Middle East, geopolitical tensions in China, inflation, fluctuating interest rates, proposed tariffs, or other factors may further adversely impact our ability to access capital as and when needed. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends, or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Under the terms of certain of our license and acquisition agreements, the counterparties to such agreements are entitled to substantial contingent payments upon the occurrence of certain events. For example, under the terms of our license agreement with Sanofi, we will be required to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the achievement of certain one-time development and regulatory approval milestones with respect to ALTO-101, and, if regulatory approval is achieved, up to an aggregate amount of $102.0 million in commercial milestone payments and a tiered royalty on aggregate annual worldwide net sales at percentages ranging from the mid-to-high single digits. Under the terms of our license agreement with Cerecor, we will be required to pay Cerecor or Merck, depending on the milestone, up to an aggregate of $59.1 million if we achieve certain development, regulatory, and first commercial sale milestones for ALTO-202. If we successfully commercialize ALTO-202, we will be required to pay Merck sales milestones in an amount of up to $15.0 million. Beginning on the date of our first commercial sale of ALTO-202, we will also be obligated to pay Merck and Cerecor tiered royalties on aggregate annual worldwide net sales at percentages in the high single digits, in addition to potential payments in respect of a companion diagnostic product. Pursuant to our asset purchase agreement with Teva, pursuant to which we acquired the rights to ALTO-203, we may be required to pay up to an aggregate of $27.0 million upon the achievement of certain development and regulatory approval milestones ($0.5 million of which was paid to Teva in connection with the initiation of our Phase 2 POC trial evaluating ALTO-203), and up to $35.0 million for the achievement of certain tiered sales milestones, as well as tiered royalties on worldwide annual net sales at percentages ranging from the mid-single-digit to ten percent. Pursuant to our joint development and license agreement with MedRx, we are required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for ALTO-101 with respect to a first indication, an additional milestone in the mid single digit millions for each additional approved distinct indication for ALTO-101, as well as sales milestones based on the achievement of specified levels of aggregate annual worldwide net sales of up to $110.0 million in the aggregate and a mid-single digit royalty on annual, worldwide net sales. In April 2024, we achieved a milestone under the MedRx Agreement and paid MedRx approximately $0.8 million in cash and issued MedRx 46,875 shares of our common stock. If we achieve certain development and regulatory approval milestones for a product that contains ALTO-100 or is otherwise derived from assets we acquired from Palisade we will be required to pay Palisade up to an aggregate of $4.5 million. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in this Annual Report for additional information regarding these agreements.

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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations, and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the FDA or comparable foreign regulatory authorities, or the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, adverse findings from inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial. For example, recently the FDA informed us of a partial clinical hold related to a limit on the exposure level of ALTO-101 in our ongoing Phase 2 POC trial, which we subsequently resolved by amending the dosing paradigm to evaluate broader exposure levels of ALTO-101.
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

In addition, certain of our primary or secondary endpoints in our clinical trials, including our currently ongoing Phase 2b clinical trials of ALTO-100 in patients with bipolar depression and ALTO-300, our currently ongoing Phase 2 clinical trial of ALTO-101 in patients with CIAS, and our currently ongoing Phase 2 clinical trial of ALTO-203 in patients with MDD, involve subjective assessments by physicians and/or patients, which can increase the uncertainty of clinical trial outcomes. For example, primary endpoints include the change in MADRS score from baseline to week six, which requires patients or examiners to undertake a questionnaire regarding ten symptoms at the beginning and end of the trial. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such subjectivity may cause the indications we study to be more difficult to evaluate than indications for which clinical trials are structured with more objective endpoints, as such indications are often subject to high placebo effect which may make it more challenging to isolate the beneficial effects of our product candidates. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or comparable foreign regulatory authorities. Subject enrollment is affected by many factors including the size and nature of the patient population, competing clinical trials in the same or similar indications or at the same trial site, the severity of the disease or condition under investigation, the availability and efficacy of approved drugs and diagnostics for the disease or condition under investigation, the number and location of clinical sites, the proximity of patients to clinical sites, willingness of patients to participate in a decentralized clinical trial, should we conduct future trials in this manner, the eligibility and exclusion criteria for the trial, perceived risks and benefits of the product candidate under study, the design of the clinical trial, continued enrollment of prospective patients by clinical trial sites, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, efforts to facilitate timely enrollment in clinical trials, patient referral practices of physicians, the ability to monitor patients adequately during and after treatment, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for, or any product candidates under investigation for, the indications we are investigating.

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

We have in the past and may in the future experience participant withdrawals or discontinuations from our trials. Withdrawal of participants from our clinical trials, including participants in any control groups, may compromise the quality of our data. Even if we are able to enroll a sufficient number of participants in our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials, and delays in enrollment may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may negatively impact our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates. Additionally, participants with neuropsychiatric disorders, including MDD, BPD, and schizophrenia, constitute a vulnerable patient population and may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition or if they experience other difficulties or issues relating to their underlying disease or condition or otherwise. Further, subjects in MDD trials historically have been documented to show varying levels of medication compliance in such trials. If subjects are not compliant within a trial, the outcome of such trial may not properly reflect the actual effect of the relevant product candidate.

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

In addition, participants with neuropsychiatric disorders, including MDD, BPD, and schizophrenia, constitute a vulnerable patient population and any adverse side effects or adverse events may be exacerbated in such patient population. Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates, if approved by the FDA or other regulatory authorities.

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

In the United States, the laws and regulations governing the marketing of companion diagnostics are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. We currently anticipate that certain of our therapeutic product candidates will require us to develop and obtain FDA approval of a companion diagnostic for such therapeutic product candidates. This includes certain software applications, such as software that we are developing to identify biomarkers, that may meet the definition of a medical device and be subject to FDA premarket authorization, depending on its classification and software function. The approval or clearance of the therapeutic with a labeled limitation on use in only those patients who receive certain results using a companion diagnostic will limit the marketing of the product candidate, if approved, to only those patients who express the biomarker detected by the companion diagnostic. We expect to initiate discussions with the FDA concerning the development of companion diagnostics at our end of Phase 2 meetings with respect to ALTO-100 and ALTO-300. See “Item 1. Business—Government Regulation—FDA Regulation of Companion Diagnostics and Clinical Decision Support Software” in this Annual Report.

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

We have concentrated our research and development efforts on the application of precision medicine to the diagnosis and treatment of psychiatric disorders, including MDD, BPD, and schizophrenia, and our future success depends on the discovery of biomarkers through our Platform and the continued development of this Platform. However, neither we nor any other company has received regulatory approval to market therapeutics targeting specific subpopulations of patients with psychiatric disorders based on biomarker identification. The success of our business depends primarily upon our ability to identify, develop, and commercialize precision medicine products based on our Platform, which leverages a novel and unproven approach of applying data analytics and machine learning to the thousands of samples available to us through data collected from both our trials and third party trials. We have not yet succeeded and may not succeed in demonstrating efficacy for any product candidates in clinical trials (e.g., we reported negative topline results in October 2024 with regard to our Phase 2b trial of ALTO-100 in MDD) or in obtaining marketing approval thereafter. Our research methodology and novel approach to precision medicine for MDD, BPD, and schizophrenia may be unsuccessful in identifying biomarkers that lead to effective selection of a specific subpopulation of patients for whom a product candidate would be effective. Further, even if we successfully identify biomarkers that can be used to identify a specific subpopulation of patients for whom a product candidate would be effective, we may not be able to test potential patients for biomarkers on a commercial scale. Additionally, the FDA may not agree with our biomarker-based approach, which would present additional risks to the potential for successful development. Moreover, because all of our product candidates and development programs utilize our Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, in February 2025, we reported the results of an interim analysis of our clinical trial of ALTO-300 in MDD. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Although the development and commercialization of our current product candidates for the treatment of MDD, BPD, and schizophrenia are our primary focus, as part of our longer-term growth strategy, we plan to potentially evaluate our current product candidates in other indications and develop other product candidates. We intend to evaluate internal opportunities from our current product candidates or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the

FDA and/or comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products, if approved, will be manufactured or produced economically, successfully commercialized, or widely accepted in the marketplace, or be more effective than other commercially available alternatives.

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

Even if our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU, or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Obtaining and maintaining reimbursement status is time consuming, costly, and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Thus, even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medicinal products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. See “—Drug marketing and reimbursement regulations in the EU may materially affect our ability to market and receive coverage for our products in the EU member states” below for further discussion of risks related to foreign marketing and reimbursement regulations.

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

Drug development in the field of neuropsychiatry and CNS disorders has seen very limited success historically, with a 7.3% and 6.2% likelihood of approval from Phase 1 in psychiatry and neurology, respectively. Clinical success depends on a number of factors and employing a patient selection biomarker approach does not guarantee that our product candidates will be approved and commercialized. Developing a product candidate for treatment of CNS disorders is extremely difficult and subjects us to a number of unique challenges. For example, clinical trials focused on neuropsychiatric diseases rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the beneficial effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges in our ongoing or any future clinical trials of our product candidates or that we will not encounter other challenges in the development of our product candidates.

Moreover, obtaining regulatory approval from the FDA and other regulatory authorities who only have a limited set of precedents to rely on augments challenges in neuropsychiatric drug development. We intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation in an effort to obtain regulatory approval for our product candidates; however, the process of developing our product candidates may be more complex and time-consuming relative to other more well-known approaches to drug development. We cannot be certain that our approach will lead to the development of product candidates that effectively and safely address CNS disorders.

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
•manufacture product candidates through CMOs in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
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

We conduct much of our clinical trial work (e.g., clinical and medical monitoring, data management, and project management) with internal personnel, though we selectively employ CROs when conducting our Phase 1 pharmacodynamic trials and use certain CRO and/or vendor services (e.g., biostatistics, pharmacovigilance, central raters, and rater training and remediation services) to augment our internal expertise. We also rely on our internal, proprietary systems for some data, Spectra, Altoscope, and TechCheck. See “Item 1. Business—Our Platform.” Moreover, some of our trials have included in the past, and may include in the future, a decentralized clinical trial component supported by our internal personnel wherein clinical trial activity occurs in the participant’s home or at a local health care facility and includes virtual elements of care, exposing us to increased risk of variability and lack of control of the clinical trial.

Although we believe that we have the capabilities to conduct clinical trials through our insourced model, we may need to rely on third party CROs to conduct clinical trials if our internal capabilities cannot scale as we work to progress our current product candidates through development, as we potentially expand our product candidate portfolio, or if we do not have sufficient or applicable personnel to support any future potential decentralized clinical trials. Moreover, without the use of an experienced CRO, our insourced team is responsible for the coordination of drug supply through various shipping vendors, the supply of certain equipment (e.g., EEG devices) for our trials, and the management of potential future decentralized clinical trials; our failure to coordinate such matters in an effective and efficient manner could have a material adverse effect on our trials, including our ability to execute upon any future potential decentralized clinical trials. Our failure or the failure of any CROs we may employ to conduct the trials in compliance with FDA regulations could result in a delay or failure in obtaining FDA approval and could require us to repeat any preclinical studies or clinical trials we or the CRO administered. Our insourced personnel could fail to meet deadlines or run less effectively than a CRO, which could delay development of our product candidates and our ability to seek or obtain regulatory approval or marketing approval for our product candidates.

Further, under our insourced model we presently contract directly with all of our clinical trial sites, and therefore have to negotiate budgets and contracts with each trial site, which may result in delays to our development timelines and increased costs. If any of our relationships with trial sites terminate, we may not be able to enter into arrangements with alternative trial sites or do so on commercially reasonable terms. Switching or adding additional trial sites can also involve additional costs and requires time and focus of our clinical trial operations management team.

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

The terms of our Amended Loan Agreement and our Convertible Grant Agreement place restrictions on our operating and financial flexibility and may cause dilution to our stockholders. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business or result in further dilution to you.

In December 2022, we entered into a loan and security agreement, or the Original Loan Agreement, with K2 HealthVentures, as a lender and the other lenders from time to time party thereto, or collectively, the Lender, K2 HealthVentures, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral agent for the Lender. In January 2025, we entered into an amendment to this facility, or the Amendment (and collectively with the Original Loan Agreement, the Amended Loan Agreement), pursuant to which the Lender has agreed to make available to us term loans in an aggregate principal amount of up to $75.0 million, including a $20.0 million tranche funded on January 13, 2025 (approximately $10.0 million of which was used to refinance all obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment). Based upon the terms of the Amended Loan Agreement, up to an additional $30.0 million is available at our request until December 15, 2025, subject to our achievement of certain milestones as more fully described in the Amended Loan Agreement, and up to an additional $25.0 million is available at our request subject to the Lender’s approval. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property assets. The Amended Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay cash dividends or make other distributions, make investments, create liens, sell assets, and make any payment on subordinated debt, in each case subject to certain exceptions. In addition, following an initial period with no financial covenants, beginning January 1, 2026, we must maintain a cash runway of at least five months, provided that this covenant will be waived during any period in which our market capitalization exceeds $700.0 million. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial and failure to comply with these restrictive covenants would make us ineligible to receive future additional funding under the Amended Loan Agreement.

In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with The Wellcome Trust Limited, or Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $1.3 million of which was funded upon the execution of the Convertible Grant Agreement, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein which may or may not be met in a timely manner or at all. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of our Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to our efforts to develop and exploit ALTO-100.

The Lender could declare a default upon the occurrence of any event that it interprets could have a material adverse effect, as defined in the Amended Loan Agreement, and Wellcome may declare an event of default upon the occurrence of certain specified events set forth in the Convertible Grant Agreement. Upon the occurrence and continuance of an event of default, the Lender or Wellcome, as applicable, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement and the Convertible Grant Agreement, respectively. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

In addition, pursuant to the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding term loan amount into shares of our common stock. The Lender also has warrants to purchase shares of our common stock, and we may be required to issue additional warrants to the Lender in the future. At any time after the second anniversary of the date of the Convertible Grant Agreement, Wellcome has the right, from time to time, to convert some or all of the Convertible Loan into shares of our common stock at a 20% discount to the 30-day volume-weighted average price on the New York Stock Exchange at the date of conversion. Any conversion of debt into equity by the

Lender or Wellcome pursuant to the Amended Loan Agreement or the Convertible Grant Agreement, respectively, or exercise of any warrants held by the Lender now or in the future would cause dilution to our stockholders.

Competitive products may reduce or eliminate the commercial opportunity for our product candidates for our current or future indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize our current products may be adversely affected.

The biopharmaceutical industry is characterized by the rapid innovation and intense competition. While we believe that our innovative precision psychiatry approach and pipeline of clinical assets provide us with competitive advantages, we face competition from multiple biopharmaceutical and biotechnology companies that are similarly working to develop therapeutics targeting neuropsychiatry and CNS disorders, as well as from academic institutions, governmental agencies, and public and private research institutions. Many of our potential competitors, either alone or with collaboration partners, have significantly greater financial resources than we do, as well as equal or greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our potential competitors may be more successful than we are in achieving regulatory approvals and commercializing their products. We anticipate that we will face intense and increasing competition from existing, approved drugs, as well as new drugs entering the market and emerging technologies that become available. In particular we are developing our product candidates in the areas of major depressive disorder, bipolar depression, and schizophrenia. Notable examples of companies with either approved therapies or product candidates in development in areas that may be competitive in our areas of focus are AbbVie Inc.; Axsome Therapeutics, Inc.; Neumora Therapeutics, Inc.; Neurocrine Biosciences, Inc.; and Xenon Pharmaceuticals, Inc., among others.

We believe the key competitive factors affecting the success of our product candidates that we develop to address MDD, BPD, schizophrenia, and other CNS disorders, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors. Our profitability and financial position will suffer if our product candidates receive regulatory approval but cannot compete effectively in the marketplace.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

As of December 31, 2024, we had 76 total employees. As our development and commercialization plans and strategies develop, and as we transition into fully operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Additionally, in light of our insourced clinical trial model, we are heavily reliant on the expertise of our clinical trial team, and the loss of even a small number of those employees could have a significant adverse impact on our ability to conduct our clinical trials in a compliant and timely manner. Additionally, as we expand our clinical trial operations, or if we experience turnover within our clinical trial team, even if we are able to recruit qualified personnel to support our insourced clinical trial model, the onboarding and integration process takes time and can result in delays to our clinical development timeline.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets, including in the EU, United Kingdom and Japan, for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing, and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations, and prospects could be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting, and legal requirements, and reduced protection of intellectual property rights in some foreign countries.

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

Fast Track Designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that any product candidate that may be granted Fast Track Designation will receive regulatory approval in the United States. Many product candidates that have received Fast Track Designation have ultimately failed to obtain approval.

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

In the ordinary course of our business, we, and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) sensitive data and as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents and other disruptions to such information technology systems. If any of our sensitive or proprietary data is compromised, including our Platform and our internal, proprietary systems for data collection, it may materially and adversely affect our ability to create and develop product candidates and identify biomarkers, and compete effectively.

Our Platform, our internal, proprietary systems for data collection, and our information technology systems and those of our collaborators, CROs, CMOs, clinical sites, third-party logistics providers, distributors, and other contractors and consultants upon which we rely are vulnerable to attack, damage, and interruption from cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including ransomware, and as a result of advanced persistent threat intrusions), model poisoning, and other attacks by computer hackers, nation-state and nation-state-supported actors, cracking, application security attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply chain attacks and vulnerabilities through our third-party service providers, denial- or degradation-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications or electrical failures, natural disasters (e.g., earthquakes, fires, and floods), terrorism, war, attacks enhanced or facilitated by artificial intelligence, and other similar threats. Such systems are also vulnerable to intentional or inadvertent acts or lack of action by those with authorized access to our systems that could lead to exposure or exploitation of those systems.

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

Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use by our personnel or vendors of generative artificial intelligence, or AI, technologies. Additionally, remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We rely on third-party service providers and technologies to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to assist with our clinical trials, provide other products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, as some in the past have, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services including clinical trials. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future.

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

If any such incidents were to occur and cause interruptions in our operations, it could result in a material disruption of our business and development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or may limit our ability to effectively execute a product recall, if required in the future. To the extent that any disruption or security incident were to result in the loss of or damage to our data or applications, or unauthorized disclosure of personal, confidential, or proprietary information, we could incur liability, including litigation exposure, penalties, and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of any product candidates could be delayed. Such incidents could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical, and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. The costs associated with the investigation, remediation, and potential related obligations could be material, and the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory investigations, and enforcement actions, including significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates and materially and adversely affect our business, results of operations, or financial condition.

Many of our operations are concentrated in California, and we or the third parties upon whom we depend may be adversely affected by a wildfire and earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current corporate and IT infrastructure operations are predominantly located in California. Any unplanned event, such as flood, wildfire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure, or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or man-made disasters on our current or future third-party CMOs and CROs located globally, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage, or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our current or future CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations, and prospects.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations and those of our current or future CMOs, CROs, and other third parties upon whom we rely.

Health pandemics or epidemics have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies, or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators, and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. Disruptions or restrictions on our ability to travel to monitor data from our trials, or to conduct trials, or the ability of patients enrolled in our trials or staff at trial sites to travel, as well as temporary closures of our trial partners and CMOs’ facilities, would negatively impact our trial activities. In addition, we rely on independent clinical investigators, CROs, and other third-party service providers to assist us in managing, monitoring, and otherwise carrying out certain of our preclinical studies and clinical trials, including the collection of data from our trials, and the effects of health pandemics or epidemics may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our trials could be delayed and/or disrupted. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and adversely affect our business, financial condition, results of operations, and prospects. In addition, impact on the operations of the FDA or comparable foreign regulatory authorities could negatively affect our planned trials and approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated.
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

Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in any of our or our collaborators’ or licensors’ patent applications directed to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities. For example, our composition of matter patents in ALTO-100 expired and patents covering its method of manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the United States), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. Similarly, patents for pharmaceutical formulations containing pharmaceutical product candidates may provide an additional form of intellectual property protection, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our or our collaborators’ or licensors’ pending patent applications directed to pharmaceutical formulations containing our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. In addition, we cannot be certain that the claims of such patents, if granted, will be sufficiently broad to effectively prevent competitors from working around our claimed inventions by developing an alternative formulation and thereby competing with us without infringing our patent rights. Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside methods of use included in our patents. Moreover, even if competitor products are not approved for use in our patented indications, and our competitors do not actively promote their product for indications that are covered by our patents, clinicians may prescribe these competitor products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement is difficult to prevent or prosecute. Like method of use patents, patents relating to our Platform protect the platform for the method specified in the patent claims. This type of patent does not prevent a competitor from developing alternative technologies to identify biomarkers or target patient populations. Even if competitors copy our Platform, infringement may be difficult to determine, prevent, or prosecute.

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

Competitors or other third parties may infringe, misappropriate, or violate our patents, trademarks, or other intellectual property. To counter infringement, misappropriation, or unauthorized use, we or one of our licensing partners may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our or our licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or our licensors’ patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description, or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or our licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or our licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our or our licensors’ patents could limit our ability to assert our or our licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations, and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, misappropriation, or violation, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the share price of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement, misappropriation, or violation claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We cannot be certain that our product candidates will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights, regardless of their merit. We may decide in the future to seek a license to such third-party patents or other intellectual property rights, but we might not be able to do so on reasonable terms. Proving patent invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. As this burden is a high one, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent or find that our technologies or product candidates do not infringe any such claims. If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing, or commercializing the infringing technology or product candidate. Further, we may be required to redesign the technology or product candidate in a non-infringing manner, which may not be commercially feasible. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing, or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our technologies or product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture, or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates, could be found to be infringed by our product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could adversely affect our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review, or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO, or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates.

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

Further, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or Bayh-Dole Act. For examples, certain patents and patent applications licensed from Stanford may have been made with financial assistance from the federal government. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We may at times choose to collaborate with academic institutions to accelerate our preclinical research or development. While we do not currently engage, and it is our policy to avoid engaging, university partners in projects concerning our product candidates in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, defending, maintaining, and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings.

Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our or our licensors’ patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ future issued patents, all of which could adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors’ ability to obtain new patents and patents that we or our licensors might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment, or PTA, for patents where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in future and whether patent expiration dates may be impacted.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, all European patents, including those issued prior to June 1, 2023, now by default automatically fall under the jurisdiction of a new European Unified Patent Court, or the UPC, for litigation involving such patents. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. We cannot predict how future decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patents. Any similar adverse change in the patent laws of other jurisdictions could also adversely affect our business, financial condition, results of operations, and prospects.

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

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed.  If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could adversely affect our competitive position, business, financial condition, results of operations, and prospects.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing, and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or candidates are commercialized. For example, issued patents covering the composition of ALTO-100 expired and patents covering the method of its manufacturing are due to expire in 2030; our composition of matter patents in ALTO-202 (compound) expired in May 2024 (in foreign countries) and are due to expire in 2026 (in the United States), and our polymorph composition of matter patents in ALTO-202 are due to expire in 2035; and patents covering the composition of ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. As a result, our owned and licensed patent portfolio may not provide us with sufficient and continuing rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for our product candidate, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any of our product candidates, one or more of our or our licensors’ issued U.S. patents or issued U.S. patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as the EU Regulation (EC) No 469/2009 concerning the Supplementary Protection Certificate for medicinal products. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated as a result of noncompliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and patent applications. We rely on our outside counsel, third party vendors, or our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could adversely affect our business, financial condition, results of operations, and prospects.

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

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors, such as a failure to adhere to contractually obligated protocols regarding storing, packaging and distributing drug supplies, could delay clinical development or regulatory approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory, and scientific standards, and our reliance on clinical trial sites and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies are conducted in accordance with good laboratory practices, or GLPs, and clinical trials are conducted in accordance with good clinical practices, or GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCP for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA is submitted to the FDA) of trial sponsors, clinical investigators, clinical trial sites, and IRBs. If we, our clinical trial sites, or other third parties fail to comply with applicable GLP, GCP, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if ever. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. Moreover, our business may be significantly impacted if our clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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
•the imposition of new laws and regulations, including those relating to labor conditions, quality, and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where our suppliers operate (including tariffs proposed by the current administration);
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
•the federal civil and criminal false claims laws, including the federal FCA which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government healthcare programs if they are deemed to “cause” the submission of false or fraudulent claims. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•HIPAA which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact, or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the health care fraud statute under HIPAA without actual knowledge of the statute or specific intent to violate it;
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
•the federal Physician Payments Sunshine Act and its implementing regulations, which require some manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that protect consumer privacy or require notice to customers about how personal information is used and collected. Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Drug marketing and reimbursement regulations in the EU may materially affect our ability to market and receive coverage for our products in the EU member states.

We intend to seek approval to market our product candidates in the United States and we may also seek to do so in selected foreign jurisdictions, including the EU. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of medicinal products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Some countries provide that products may be marketed only after a reimbursement decision has been taken by the relevant regulatory authority. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians and other healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and healthcare professionals are governed by the national anti-bribery laws of EU member states, national sunshine rules, regulations, industry codes of conduct, any physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties substantial fines and imprisonment.

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

In addition, in most foreign countries, including the EU member states, the requirements governing drug pricing and reimbursement vary widely from country to country. For example, EU member states may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced EU member states, can further reduce prices. An EU member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation, which began to apply on January 12, 2025, through a phased implementation, is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. Entry into application of the HTA regulation is anticipated to increase reliance by competent national authorities on reference pricing mechanisms, the mechanism whereby countries reflect the reimbursement price in other EU member states. This has the potential to result in a decrease in reimbursement price in a number of EU member states to reflect the price fixed in the EU member state with the lowest reimbursement price.

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

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in presidential administration. The current administration is pursuing policies to reduce regulations and expenditures across the U.S. government including at FDA and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. The policies of the FDA and comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature, or extent of government regulation that may arise from current or future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and our business, results of operations, and financial condition could be adversely affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and comparable foreign regulatory authorities strictly regulate marketing, labeling, advertising, and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-

sponsored scientific and educational activities, promotional activities involving the internet, and off-label promotion. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA, as amended by the Health Care and Education Reconciliation Act of 2010, was passed by Congress, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, certain provisions the ACA have been subject to executive, judicial, and congressional challenges and amendments. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was enacted, which among other things extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a newly established manufacturer discount program. It is unclear how healthcare reform measures of the current administration will impact our business.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs covered under Medicare that have been on the market for at least seven years and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 15, 2024, HHS announced the agreed-upon prices for the first ten drugs that were subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Disruptions at the FDA and other national and foreign government authorities caused by funding shortages, global health concerns, or additional regulatory changes could hinder their ability to hire, retain, or deploy key leadership and other personnel, or prevent new or modified products from being developed, reviewed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability and propensity of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, social movements promoting alternatives to the use of drugs to treat certain neuropsychiatric conditions, and other events that may otherwise affect the FDA’s and comparable foreign regulatory authorities’ performance of routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Moreover, the current administration is pursuing policies to reduce expenditures across the U.S. government which may include directives to reduce agency workforce, including at the FDA. Such policy changes could create additional uncertainty for our business if key personnel are not in place to support the review, approval, and commercialization of our products.

In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at and funding of the U.S. Department of Veterans Affairs, which we partner with for certain clinical trials, the FDA, and other national and foreign authorities may reduce resources, increase internal costs incurred to counteract the potential reduction in resources, and slow the time necessary for review and/or approval by necessary government authorities, which would adversely affect our business.

For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities and the federal government may, from time to time, operate under a continuing resolution that could result in a shutdown if Congress is unable to timely pass an appropriations bill. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition.

We maintain a large quantity of sensitive information, including confidential business and health-related information in connection with the conduct of our clinical trials, and personal information related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect, and in certain cases has affected, our business and is expected to increase our compliance costs and exposure to liability.

In the United States, numerous federal and state laws and regulations apply to our operations or the operations of our partners, including state and federal data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information. Among these regulations are: Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive commercial practices; and HIPAA, as amended by HITECH, and the regulations promulgated thereunder. We may obtain health information from third parties, including information submitted by potential clinical trial participants through our internal, proprietary systems for data collection that are subject to privacy and security requirements under 21 CFR Part 11 governing the electronic storage of records that are required by the FDA’s regulations to be maintained or submitted to the FDA. Actual or perceived failure to comply with any such law or regulation by either us or our third-party vendors could adversely affect our business, results of operations, and financial condition.

In addition, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Similar comprehensive privacy laws have been enacted and are continuing to be proposed in numerous other states and at the federal level reflecting a trend toward more stringent privacy legislation in the United States.

In addition, several states have enacted laws that provide additional protection to consumer health data such as the state of Washington, which enacted a comprehensive privacy bill, called the My Health My Data Act, which broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. While certain of these laws, such as the CCPA, exempt data regulated by HIPAA and certain clinical trial data, if passed and applicable to us, these laws may add additional complexity to our existing compliance obligations and may require us to modify our policies and practices and may increase our potential liability and adversely affect our business.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”) impose strict requirements for processing personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we have transferred, and may in the future transfer, personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. With the CCPA, and other laws, regulations, and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules, or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
•results and timing of preclinical studies and ongoing and future clinical trials, or the addition, suspension, or termination of any such clinical trials;
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
•global or regional public health emergencies, natural disasters, or major catastrophic events;
•adverse macroeconomic conditions or geopolitical events, including, the conflict between Ukraine and Russia, the conflict in the Middle East, geopolitical tensions in China, high levels of inflation, fluctuating interest rates, and proposed tariffs;
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
•adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the regional conflict in the Middle East, geopolitical tensions in China, high levels of inflation, fluctuating interest rates, and proposed tariffs;
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

We currently anticipate that we will retain future earnings for the research, development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The Amended Loan Agreement and the Convertible Grant Agreement contain, and any future debt or other financing arrangements may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders therefore will be limited to the appreciation in the price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 1, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held, in the aggregate, approximately 35% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This level of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of March 17, 2025, we had outstanding 27,072,129 shares of common stock. Of these shares, substantially all of the 9,246,000 shares sold in the IPO (excluding any shares sold in the directed share program implemented in connection with the IPO) are freely tradable and, subject to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, substantially all of our additional shares of common stock became available for sale in the public market on July 30, 2024, which was 180 days after the date of the final prospectus filed in connection the IPO, following the expiration of lock-up agreements between some of our stockholders and the underwriters and/or market stand-off provisions. In addition, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 5,721,134 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Additionally, the holders of 2,032,595 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of our amended and restated investors’ rights agreement between us and various of our stockholders, subject to the restrictions described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively, which could affect our results of operations and cause our stock price to decline.

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

We have incurred significant losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had federal gross net operating loss, or NOL, carryforwards of $42.2 million and state gross NOL carryforwards of $33.6 million. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Internal Revenue Code of 1986, as amended, or the Code, federal NOL carryforwards arising in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to no more than 80% of taxable income in such year (with certain adjustments).

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. We completed a study to assess whether an ownership change has occurred through December 31, 2024. Based on these analyses, an ownership change was identified in 2019, 2021 and 2023 as a result of the completion of certain preferred stock financings. As a result of the ownership shifts that have occurred, we determined that $24.0 million of our gross federal NOLs and tax credit carryforwards are subject to an annual utilization limitation, which can be increased in the five year period post change date for any realized built-in gain. Such limitations expire no later than December 31, 2029 and the related gross federal NOLs and tax credit carryforwards are subject to a full valuation allowance as of December 31, 2024. We will continue to monitor equity movement and its impact on the utilization of the NOLs and credits as we could experience additional ownership changes subsequent to December 31, 2024, which may result in additional limitations on the utilization of NOL carryforwards and credits. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As a result of the foregoing, we have a full valuation allowance for deferred tax assets, including our NOL carryforwards.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the Tax Cuts and Jobs Act requires the capitalization and amortization of certain research and experimental expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred, or otherwise modified. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

Unstable economic and market conditions may have serious adverse consequences on our business, financial condition, and stock price.

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine conflict, conflict in the Middle East, and geopolitical tensions in China). The financial institutions in which we hold our cash and cash equivalents are also subject to risk of failure. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new and /or close relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a formal risk management program for identifying and addressing risks to our business in other areas.

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

Our Senior Director, Information Technology, in conjunction with a third party service provider, under the direction of our Chief Financial Officer, or CFO, help management identify, assess and manage our cybersecurity threats and risks. With the assistance of our Senior Director, Information Technology and third-party service provider, we identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, automated tools for ransomware and virus protection, identity verification tools aimed at ensuring authorized environment access, and ongoing vulnerability assessments.

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

Our assessment and management of material risks from cybersecurity threats are taken into account in our overall risk management processes. For example, we evaluate certain identified material risks from cybersecurity threats against our overall business objectives and will report material risks, if identified, to the audit committee of the board of directors, which evaluates our overall enterprise risk.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see the sections titled: “Risk Factors—Risks Related to our Business and Operations—If our telecommunications or information technology systems, or those used by our collaborators, CROs, CMOs, clinical sites, third-party logistics providers, distributors, or other contractors, consultants, or third party service providers upon which we rely, are or were compromised, become unavailable, or suffer security breaches, loss, or leakage of data or other disruptions, we could suffer adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.” and “Risk Factors—Risks Related to Government Regulations—We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including our CFO, leveraging the expertise of our Senior Director, Information Technology and third party service provider. Our CFO has three years of oversight responsibilities for cybersecurity elements and has been involved in the oversight of the implementation of the Company’s current cybersecurity measures. Our Senior Director, Information Technology has approximately 20 years of oversight responsibilities for cybersecurity elements and has been involved in the oversight of the implementation of the Company’s current cybersecurity measures.

Currently, our CFO and Senior Director, Information Technology are collectively responsible for hiring appropriate personnel, managing external third-party providers, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including to our CFO. Senior Director, Information Technology, and General Counsel. As part of those processes, members of management, including our Senior Director, Information Technology and CFO, would work to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes are designed to report certain cybersecurity incidents to the audit committee of the board of directors.

The audit committee receives periodic reports from management concerning our cybersecurity risks and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
Item 2. Properties.

Our principal office is located at 650 Castro Street, Suite 450, Mountain View, CA 94041, where we lease 16,332 square feet of office space in a multi-tenant building under a lease with an initial lease term of 65 months that terminates in March 2030 with an option to extend up to an additional three years. We also have a one-time option to terminate the lease after the third lease year. We believe that our existing facility is adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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

Stockholders

As of March 1, 2025, there were 30 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities

None

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to support our operations and finance the growth and development of our business. We have no present intention to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions (including any restrictions in our then-existing debt arrangements), business prospects, and other factors our board of directors may deem relevant, and subject to the restrictions contained in any future financing instruments. In addition, the terms of our Amended Loan Agreement with K2 HealthVentures and the terms of our Convertible Grant Agreement with Wellcome restrict our ability to pay dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

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
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from our scalable and proprietary Platform, we aim to discover brain-based biomarkers to better identify which patients are more likely to respond to our novel product candidates. Our current pipeline consists of five clinical-stage assets addressing high-need therapeutic areas, including MDD, BPD, and schizophrenia. Our most advanced programs are supported by prospectively replicated evidence of clinical activity in biomarker-characterized populations.

Our clinical-stage product candidates are being advanced based on extensive preclinical and clinical data that suggest the potential to bring significant improvements to patient populations not adequately treated with current standard-of-care medications.
Our pipeline of clinical-stage product candidates is depicted below:

Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Precision Psychiatry Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our IPO and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $61.4 million and $36.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $138.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
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
As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $168.7 million. In February 2024, we raised net proceeds of approximately $133.0 million in our IPO. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. See “—Liquidity and Capital Resources.”
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
Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on borrowings under our loan and security agreement, and non-cash changes in the fair value of our Convertible Grant Agreement and our preferred stock warrant liability.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Operating expenses:
Research and development	$46,996	$30,291
General and administrative	21,614	7,518
Total operating expenses	68,610	37,809
Loss from operations	(68,610)	(37,809)
Other income (expense):
Interest income	8,851	2,349
Interest expense	(1,375)	(1,370)
Other, net	(297)	525
Total other income, net	7,179	1,504
Net loss	$(61,431)	$(36,305)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Direct external program expenses:
ALTO-100	$7,371	$7,748
ALTO-300	6,410	3,070
ALTO-203	3,672	222
ALTO-101	2,798	1,731
Other clinical development	1,622	1,593
Licenses	2,064	320
Internal and unallocated expenses:
Personnel-related costs	18,935	13,133
Other unallocated expenses	4,124	2,474
Total research and development expenses	$46,996	$30,291
Research and development expenses were $47.0 million for the year ended December 31, 2024, compared to $30.3 million for the year ended December 31, 2023. The increase of $16.7 million was primarily due to the following:

•an increase of approximately $3.3 million related to our ongoing ALTO-300 Phase 2b clinical trial, which began in 2023, and an increase of $4.5 million related to our ALTO-203 and ALTO-101 Phase 2 POC clinical trials, which began in 2024;

•an increase of approximately $2.0 million related to development milestones achieved under licensing agreements covering ALTO-203 and ALTO-101; and

•an increase of approximately $5.8 million in salary and personnel related costs, which includes $1.5 million of non-cash stock based compensation.

General and Administrative Expenses
General and administrative expenses were $21.6 million for the year ended December 31, 2024, compared to $7.5 million for the year ended December 31, 2023. The increase of $14.1 million during 2024 was primarily due to the following:

•an increase of approximately $6.4 million in salary and personnel related costs, which includes $3.3 million of non-cash stock-based compensation; and

•an increase of approximately $8.2 million in consulting fees and professional fees and other expenses related to being a publicly traded company.
Other Income (Expense)
Other income, net was $7.2 million for the year ended December 31, 2024, compared to $1.5 million for the year ended December 31, 2023. The increase in Other income, net of $5.7 million was primarily due to the increase in interest income of $6.5 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in interest income was partially offset by an increase in expense related to changes in fair value of $0.8 million, driven primarily by expenses related to changes in the fair value of our warrant liability in 2024, compared to income related to changes in the fair value of our warrant liability in 2023.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. We have not yet commercialized any of our product candidates, which are in various phases of development, and we do not expect to generate revenue from sales of any of our product candidates for several years, if at all. As we progress through the phases of development, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our IPO and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.

As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $168.2 million and $82.5 million, respectively. On February 6, 2024, we issued 9,246,000 shares of common stock in our IPO, which included the exercise in full by the underwriters of their option to purchase 1,206,000 additional shares. The price to the public for each share was $16.00. The aggregate net proceeds from our IPO were $133.0 million, after underwriting discounts and commissions and other offering expenses of $4.6 million.
Amended Loan and Security Agreement
In December 2022, we entered into the Original Loan Agreement with the Lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral agent for the Lender. In January 2025, we entered into an amendment to the Original Loan Agreement (the Amendment, and the Original Loan Agreement as amended thereby, the Amended Loan Agreement) to, among other things, extend the Term Loan (as defined below) maturity date and increase the maximum available amount of term loans. The Amended Loan Agreement provides for up to an aggregate principal amount of $75.0 million in term loans, which we refer to collectively as the Term Loan, consisting of a first tranche term loan of $20.0 million, a second tranche term loan of up to an additional $30.0 million available at our request until December 15, 2025, subject to certain time-based, clinical milestones, and an additional third tranche term loan of up to an additional $25.0 million available at our request subject to the Lender’s approval. We drew $20.0 million upon entry into the Amendment (approximately $10.0 million of which was used to refinance obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment).

As of December 31, 2024, we had an outstanding principal balance of $10.0 million under the Original Loan Agreement and, as of such date, based upon the terms of the Original Loan Agreement we could potentially access up to $10.0 million of the remaining $25.0 million available under the Original Loan Agreement. As of the date of the Amendment, and following the related refinancing, we had an outstanding principal balance of $20.0 million under the Term Loan.
The Term Loan matures on January 1, 2029. The Amended Loan Agreement provides for an interest only period until January 1, 2027, which may be extended to January 1, 2028, subject to the funding of at least $20.0 million of the second tranche term loan, following which the Terms Loan shall be repaid in equal monthly payments through the Term Loan maturity date.

Borrowings under the Amended Loan Agreement bear interest at (i) a variable per annum cash pay rate equal to the Prime Rate plus 1.45% (subject to a floor of 8.45% per annum) and (ii) a fixed per annum paid-in-kind rate equal to 1.0%. Interest is due and payable monthly in arrears. The Term Loan is secured by substantially all of our assets, excluding intellectual property. Upon final payment or prepayment of the Term Loan, we are required to pay a final payment equal to 5.95% of the amount borrowed.
We have the option to prepay all, but not less than all, of the Term Loan prior to the Term Loan maturity date, which would require that we pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 3% if the payment occurs on or before 24 months after the initial funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date. No prepayment penalty fee is required if the Term Loan is prepaid within six months prior to the Term Loan maturity date or refinanced with the Lender. We were obligated to pay the Lender a one-time facility fee of $250,000 on the closing date of the Amendment. We are also obligated to pay a 0.5% fee multiplied by the third tranche term loan amount at the time of funding of the third trance term loan. Our obligation under the Original Loan Agreement to pay the Lender a one-time fee of $625,000 on the earlier of December 1, 2026 or earlier prepayment of the Term Loan remains outstanding.

Following an initial period with no financial covenants, beginning January 1, 2026, we must maintain a cash runway of at least five months, provided that this covenant will be waived during any period in which our market capitalization exceeds $700.0 million.
Additionally, under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amendment) into shares of our common stock.
Convertible Grant Agreement

In July 2024, we entered into the Convertible Grant Agreement with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $1.3 million of which was funded upon the execution of the Convertible Grant Agreement, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein which may or may not be achieved. As of January 2025, we achieved a milestone under the Convertible Grant Agreement giving us the right to draw down a total of $3.8 million which represents the milestone and the remaining portion of the initiation payment.

We may use proceeds from the Convertible Loan solely to advance development of ALTO-100 in bipolar depression. In addition, if we do not exploit or develop ALTO-100 (other than for safety or efficacy concerns) within a specified period following the completion of our Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression, the Convertible Grant Agreement provides Wellcome with a limited right to exploit ALTO-100, solely in bipolar depression, subject to a revenue share between Wellcome and us of any proceeds arising from Wellcome’s exploitation. Outstanding amounts under the Convertible Loan accrue interest at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such interest rate equals or exceeds 9% at any time. At any time after the second anniversary of the effective date of the Convertible Grant Agreement or in connection with an event of default, Wellcome has the right, at its election, to convert some or all of the Convertible Loan into shares of our common stock at a price per share equal to a 20% discount to the thirty-day volume-weighted average price of Common Stock on the New York Stock Exchange at the date of such conversion. The Convertible Grant Agreement provides that in no event shall the aggregate number of shares of our common stock issued pursuant to conversion of the Convertible Loan exceed 5,363,326, which is equal to 19.9% of the number of shares of our common stock outstanding as of the date of the Convertible Grant Agreement. At any time after the fifth anniversary of the date of the Convertible Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.

Shelf Registration Statement and Sales Agreement

On February 3, 2025, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC, or the Sales Agent, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through or to the Sales Agent. No shares of common stock have been issued and sold to date pursuant to the Sales Agreement.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(47,424)	$(33,448)
Net cash used in investing activities	(2,075)	(470)
Net cash provided by financing activities	135,691	68,130
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(8)
Net increase in cash, cash equivalents and restricted cash	$86,181	$34,204
Operating activities
Net cash used in operating activities was $47.4 million for the year ended December 31, 2024, as compared to $33.4 million for the year ended December 31, 2023. The increase in cash used was primarily the result of the increase in net loss of $25.1 million. The increase in net loss was offset by:

•increased non-cash expenses including stock-based compensation expenses which increased by $4.7 million to $7.6 million for the year ended December 31, 2024, compared to $2.9 million for the year ended December 31, 2023, and $0.7 million of non-cash expense in the year ended December 31, 2024 related to the achievement of a milestone related to a license agreement which was settled, in part, through the issuance of shares of our common stock.

•increased accrued expenses and other liabilities of $4.0 million in the year ended December 31, 2024 compared to a decrease in accrued expenses and other liabilities of $0.4 million in the year ended December 31, 2023.

Investing activities
Net cash used in investing activities was $2.1 million for the year ended December 31, 2024, as compared to $0.5 million for the year ended December 31, 2023 for corporate and clinical trial related capital expenditures, primarily related to the purchase of EEG machines utilized in our clinical trials.
Financing activities
Net cash provided by financing activities was $135.7 million for the year ended December 31, 2024, related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $3.2 million of other offering expenses related to our IPO that were paid during the year ended December 31, 2024.
Net cash provided by financing activities was $68.1 million for the year ended December 31, 2023, related to the issuance of Series B convertible preferred stock of $25.0 million, and issuance of Series C preferred stock of $45.0 million, partially offset by share issuance costs of $0.7 million and payment of deferred offering costs of $1.4 million.
Future Funding Requirements
We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO which was completed in February 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.

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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of December 31, 2024 consist primarily of obligations under our Amended Loan Agreement, and lease commitment over the next five years. For additional information regarding our Loan Agreement and the Amended Loan Agreement, see “Item 8. Financial Statements - Note 8. Debt”. For additional information regarding our lease commitment, see “Item 8. Financial Statements - Note 7. Leases”.
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

In addition, we enter into agreements in the normal course of business with clinical trial sites, CROs, CMOs, and other vendors for research and development services. Such agreements generally provide for termination upon limited written notice. These payments are therefore not included in our contractual obligations discussion above. For additional information regarding our contractual obligations and commitments, see “Item 8. Financial Statements - Note 15. Commitments and Contingencies.”
We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments. We have milestones, royalties, and/or other payments due to third parties under our existing license agreements. See “Item 1. Business—License and Other Agreements” and “Item 8. Financial Statements – Note 10. Asset Purchase and License Agreements.” We could not estimate when such payments will be due, and none of these events were probable to occur as of December 31, 2024.
Critical Accounting Policies and Significant Judgments and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis, including those related to accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective assumptions to determine the fair value of each stock-based award, including:
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
Changes in the foregoing assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Item 8. Financial Statements – Note 11. Stock Based Plans for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the periods presented.
As of December 31, 2024, there was $19.9 million of unrecognized stock-based compensation expense related to our granted service-based vesting options, which we expect to recognize over a remaining weighted-average period of 2.9 years.
Determination of the Fair Value of Common Stock
As there was no public market for our common stock prior to our IPO, the estimated fair value of our common stock underlying our stock-based awards historically has been determined by our board of directors as of each option grant date with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. In valuing our common stock, the equity value of the business was determined using the backsolve method, a form of the subject company transaction method, wherein the equity value for a privately held company is derived from a recent transaction in our securities. The value was then allocated using the hybrid method allocation methodology. In accordance with Practice Aid, we used a hybrid method, which is a hybrid between the option pricing method, or OPM, and the probability-weighted expected return method, or PWERM. The hybrid method is a combination of the PWERM and OPM.

The OPM allocates the overall company value to the various share classes based on differences in liquidation preferences, participation rights, dividend policy, and conversion rights, using a series of call options. The call right is valued using a Black-Scholes option pricing model. The PWERM employs additional information not used in the OPM, including various market approach calculations depending upon the likelihood of various discrete future liquidity scenarios, such as an initial public offering or sale of the company, as well as the probability of remaining a private company. In a hybrid method, various exit scenarios are analyzed. A discount for lack of marketability of our common stock was then applied to arrive at an indication of value for the common stock.
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
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we used significantly different estimates and assumptions, our stock-based compensation expense could be materially different. Following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock on the New York Stock Exchange.
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
Off-Balance Sheet Arrangements
In connection with our office lease, we have a standby letter of credit issued on our behalf with $0.5 million available and no amounts outstanding as of December 31, 2024. Since our inception, we have not had any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangement.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alto Neuroscience, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 20, 2025
We have served as the Company’s auditor since 2021.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$168,229	$82,548
Prepaid expenses and other current assets	1,108	2,843
Total current assets	169,337	85,391
Restricted cash	500	—
Property and equipment, net	2,666	1,106
Operating right-of-use asset	5,035	—
Other assets	4	131
Total assets	$177,542	$86,628
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,579	$1,074
Accrued expenses and other current liabilities	8,429	4,536
Total current liabilities	10,008	5,610
Term loan, non-current	10,254	9,861
Convertible Grant Agreement	1,304	—
Preferred stock warrant liability	—	1,352
Lease liability, long-term	4,516	—
Total liabilities	26,082	16,823
Commitments and contingencies (Note 15)
Convertible preferred stock	—	141,477
Stockholders’ equity (deficit):
Common stock (par value $0.0001), 500,000 and 52,000 shares authorized; 26,987 and 3,832 shares issued and outstanding as of December 31, 2024 and 2023	3	—
Additional paid-in capital	289,954	5,372
Accumulated deficit	(138,396)	(76,965)
Accumulated other comprehensive loss	(101)	(79)
Total stockholders’ equity (deficit)	151,460	(71,672)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$177,542	$86,628
The accompanying notes are an integral part of these consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$46,996	$30,291
General and administrative	21,614	7,518
Total operating expenses	68,610	37,809
Loss from operations	(68,610)	(37,809)
Other income (expense):
Interest income	8,851	2,349
Interest expense	(1,375)	(1,370)
Other, net	(297)	525
Total other income, net	7,179	1,504
Net loss	$(61,431)	$(36,305)
Other comprehensive loss:
Foreign currency translation	(22)	(33)
Total other comprehensive loss	(22)	(33)
Comprehensive loss	$(61,453)	$(36,338)
Net loss per share attributable to common stockholders, basic and diluted	$(2.50)	$(9.73)
Weighted-average number of common shares outstanding, basic and diluted	24,602	3,731

The accompanying notes are an integral part of these consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders Equity (Deficit)
	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2022	16,204	$72,235	3,764	$—	$2,300	$(40,660)	$(46)	$(38,406)
Exercise of common stock options	—	—	68	—	181	—	—	181
Issuance of Series B preferred stock, net of issuance costs of $154	4,167	24,846	—	—	—	—	—	—
Issuance of Series C preferred stock, net of issuance costs of $604	9,548	44,396	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense	—	—	—	—	2,891	—	—	2,891
Net loss	—	—	—	—	—	(36,305)	—	(36,305)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	125	—	187	—	—	187
Issuance of common stock for conversion of preferred stock	(29,919)	(141,477)	13,664	2	141,475	—	—	141,477
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering costs of $4,618	—	—	9,246	1	132,959	—	—	132,960
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Issuance of common stock for MedRx Agreement	—	—	47	—	735	—	—	735
Foreign currency translation	—	—	—	—	—	—	(22)	(22)
Stock-based compensation expense	—	—	—	—	7,631	—	—	7,631
Net loss	—	—	—	—	—	(61,431)	—	(61,431)
Balance at December 31, 2024	—	$—	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
The accompanying notes are an integral part of these consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(61,431)	$(36,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,631	2,891
Depreciation and amortization	502	373
Non-cash research and development license expense	735	—
Non-cash lease expense	337	280
Non-cash interest expense related to term loan	393	396
Loss on disposal of assets	52	140
Change in other, net	297	(525)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(463)	291
Accounts payable	516	(632)
Accrued liabilities and other liabilities	4,007	(357)
Net cash used in operating activities	(47,424)	(33,448)
Cash Flows from Investing Activities:
Capital expenditures	(2,075)	(470)
Net cash used in investing activities	(2,075)	(470)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from initial public offering	137,579	—
Payments of initial public offering costs	(3,225)	(1,393)
Issuance of convertible preferred stock	—	70,000
Payments on issuance cost from Series B and Series C preferred stock financings	(100)	(658)
Proceeds from Convertible Grant Agreement	1,250	—
Proceeds from exercise of stock options	187	181
Net cash provided by financing activities	135,691	68,130
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(8)
Net increase in cash, cash equivalents and restricted cash	86,181	34,204
Cash, cash equivalents and restricted cash at the beginning of the period	82,548	48,344
Cash, cash equivalents and restricted cash at the end of the period	$168,729	$82,548
Supplemental Disclosure of Non-cash Activities
Deferred offering and share issue costs not yet paid	$8	$916
Conversion of preferred stock into common stock upon completion of initial public offering	$141,477	$—
Reclassification of preferred warrant liability to equity	$1,595	$—
Reclassification of deferred offering costs to equity	$1,393	$—
Operating right-of-use asset obtained in exchange for lease obligation	$5,246	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$999	$912
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
Alto is a clinical stage biopharmaceutical company with a mission to redefine psychiatry by leveraging individuals’ neurobiology to develop personalized and highly effective treatment options. Through insights derived from the Company’s scalable and proprietary Precision Psychiatry Platform, the Company aims to discover brain-based biomarkers to better identify which patients are more likely to respond to its novel product candidates. The Company’s current pipeline consists of five clinical-stage assets addressing high-need therapeutic areas, including major depressive disorder (“MDD”), bipolar depression (“BPD”), and schizophrenia, as identified by independent brain-based biomarkers.
Liquidity and Capital Resources
The Company has incurred significant operating losses since inception and has relied upon equity financings to fund its operations. At December 31, 2024, the Company had an accumulated deficit of $138.4 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.
In February 2024, the Company completed its initial public offering ("IPO") of its common stock. The Company issued and sold 9,246,000 shares of common stock at a public offering price of $16.00 per share, which included 1,206,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, and received net proceeds of $133.0 million after deducting underwriting discounts and commissions and other offering costs. Upon completion of the IPO, all outstanding shares of the Company’s outstanding preferred stock converted into an aggregate of 13,664,261 shares of common stock. In addition, the IPO resulted in the net exercise and conversion of all outstanding Series A Preferred Stock Warrants for an aggregate of 72,631 shares of common stock. During the year ended December 31, 2023, the Company sold and issued 4,166,667 shares of Series B convertible preferred stock for gross proceeds of $25.0 million and sold and issued 9,547,802 shares of Series C convertible preferred stock for gross proceeds of $45.0 million.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
Stock Splits
In January 2023, the Company’s Board of Directors (the “Board”) approved a 1.1156 for 1 forward stock split of the Company’s issued and outstanding shares of Series B Preferred Stock, and a proportional adjustment to the existing conversion ratio, as well as the exercise price of the then-outstanding K2 Warrant. Accordingly, all Series B share and per share amounts for all periods presented in the financial statements have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratio.
In January 2024, the Board approved a 1 for 2.2241 reverse stock split of the Company’s issued and outstanding shares of common stock and options to purchase common stock under its 2019 Equity Incentive Plan. The reverse stock split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock under its 2019 Equity Incentive Plan, on a 1 for 2.2241 basis, and resulted in an adjustment to the respective conversion ratios for the Company’s Series Seed convertible preferred stock, Series A convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock to account for the reverse stock split on any conversion of such series of convertible preferred stock into common stock. The reverse stock split did not affect the par values per share, and has been adjusted retroactively in the financial statements, where applicable.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The Company adopted this ASU as of December 31, 2024 with retrospective application to all periods presented in these financial statements. Refer to Note 17 for additional information.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) : Improvements to Income Tax Disclosures. The standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The standard will be effective starting in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories presented on the face of the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which affects entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and, if applicable, highly liquid investments with an original maturity of three months or less when purchased. As of December 31, 2024 and 2023, the Company held $168.2 million and $82.5 million in total cash and cash equivalents, respectively.
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. See Note 8 and Note 14 for more information related to the Company’s Level 3 fair value measurements.
The carrying values reported in the Company’s balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

Category:	Estimated Useful Life:
Computer software and equipment	5 years
Leasehold improvements	5 years
Office equipment and furniture	7 years
Laboratory equipment	5 years
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment as well as right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The Company has not recorded any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.
Leases
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
Stock-Based Compensation
The Company has stock-based compensation plans that cover the Company’s employees and nonemployees, which provide for grants of stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period using the straight-line method. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the consolidated statements of operations and comprehensive loss based upon the respective employee’s role within the Company. Forfeitures are recorded as they occur.
Deferred Initial Public Offering Costs
Costs directly attributable to the Company's offering of its equity securities are deferred and capitalized as deferred offering costs. These costs primarily represent legal, underwriting and accounting costs related to the Company's efforts to raise capital through a public sale of its common stock. These costs were deferred until the completion of the IPO, which occurred on February 6, 2024, at which time such costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds. At December 31, 2023, the Company had capitalized $2.2 million of deferred IPO costs, which are recorded within prepaid expenses and other current assets, respectively. At December 31, 2024, the Company had no capitalized deferred initial public offering costs.
Convertible Preferred Stock
The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified its Series Seed, Series A, Series B and Series C convertible preferred stock as mezzanine equity. The convertible preferred stock was recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the convertible preferred stock would become redeemable at the option of the holders. In the event of a deemed liquidation event, proceeds received from such transaction would have been distributed in accordance with the liquidation preferences set forth in the Company’s amended and restated certificate of incorporation. The Company determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. All shares of the Company’s previously issued and outstanding convertible preferred stock were converted into shares of common stock upon the closing of the IPO (see Note 14).
Warrants
The Company accounted for its freestanding warrants on its convertible preferred stock as liabilities at fair value, as the instruments underlying the warrants were classified outside of permanent equity. The preferred stock warrants were remeasured at each reporting period with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. The preferred stock warrants continued to be remeasured to fair value until the earlier of the exercise of the preferred stock warrants, the expiration of the preferred stock warrants, or until such time as the preferred stock warrants are no longer considered liability instruments. All preferred stock warrants previously issued and outstanding were either exercised into shares of common stock or converted into common stock warrants upon the closing of the IPO (see Note 14), and are no longer subject to remeasurement.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. At December 31, 2024 and 2023, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. No income tax interest or penalties were incurred in the years ended December 31, 2024 and 2023.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Other prepaid expenses	$902	$522
Other current assets	30	112
Deferred offering costs	—	2,209
Prepaid insurance	176	—
Total prepaid expenses and other current assets	$1,108	$2,843
5. Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	December 31,
	2024	2023
Office equipment and furniture	$448	$70
Computer software and equipment	670	519
Laboratory equipment	2,306	1,201
Leasehold improvements	246	—
Less: accumulated depreciation	(1,004)	(684)
Property and equipment, net	$2,666	$1,106
Depreciation and amortization expense was approximately $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll, vacation and employee-related expenses	$4,951	$518
Accrued research	1,625	2,328
Accrued offering and share issue costs	—	916
Accrued license fees	—	50
Accrued interest, short term	78	84
Other accruals and current liabilities	905	515
Lease liability, short term	870	125
Total accrued expenses and other current liabilities	$8,429	$4,536

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7. Leases
On May 29, 2024, the Company and Mountain View City Center, LP (“Landlord”) entered into a lease agreement (the “2024 Lease Agreement”) for 16,332 square feet of office space in a multi-tenant building located in Mountain View, California with an initial lease term of 65 months. Including payments already made, the Company will make payments of approximately $7.1 million over the course of the initial term of the lease. In connection with the 2024 Lease Agreement, the Company secured a letter of credit amounting to $0.5 million, which was recorded in restricted cash on its consolidated balance sheet as of December 31, 2024. At the Company’s option, it may renew the lease for one three-year period. The Company also has a one-time option to terminate the lease after the third lease year. If the Company elects to terminate the lease after the third lease year, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.

The Company obtained control of the space in September 2024, and, accordingly, the Company recorded the liability associated with the 2024 Lease Agreement at the present value of the lease payments not yet paid, using the discount rate as of the commencement date. As the discount rate implicit in the 2024 Lease Agreement was not readily determinable, the Company utilized its incremental borrowing rate. The renewal or early termination options were not assumed to be exercised in the determination of the lease term, since they are not deemed to be reasonably certain at the inception of the lease. At lease commencement, the Company recorded an operating right-of-use asset and lease liability of $5.2 million.
The 2024 Lease Agreement does not contain material residual value guarantees, restrictions, or covenants.
The components of lease expense were as follows for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Operating lease expense	$551	$295
Variable lease expense	53	28
Total lease expense	$604	$323
Short-term lease costs were not material for the years ended December 31, 2024 and 2023.
Supplemental cash flow information related to operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$76	$294
In addition to the above, during the year ended December 31, 2024, the Company made $0.1 million of payments related to its lease agreement for the office space in Los Altos, California, which concluded in the second quarter of 2024.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Supplemental balance sheet information related to operating leases as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Operating lease right-of-use assets	$5,035	$125
Operating lease liability—current portion (included in accrued expenses and other current liabilities)	870	125
Operating lease liability—long-term	4,516	—
Total operating lease liabilities	$5,386	$125
Weighted average remaining lease term (in years)	5.3	0.5
Weighted average discount rate	9.71%	4.45%
As of December 31, 2024, the future payments under operating leases were as follows (in thousands):

2025	$917
2026	1,216
2027	1,456
2028	1,500
2029	1,545
Thereafter	432
Total lease payments	7,066
Less: imputed interest	(1,680)
Present value of lease payments	$5,386
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
The Lender may, at its option, elect to convert any portion of no more than $4.0 million of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at the Lender’s election, at a conversion price of the lesser of $17.86 per share and the price per share of the next round of stock in the Company’s next equity offering in which the Company receives at least $20.0 million of gross proceeds. The Company determined that the embedded conversion option is not required to be separated from the term loan as it qualifies for the derivative accounting scope exception since the preferred stock is not readily convertible to cash. In February 2024 the Company completed its IPO and the conversion option applies to the Company’s common stock (see Note 1) at a conversion price of $10.49 per share. No amount has been converted into shares of common stock as of December 31, 2024.
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
The Company recorded interest expense related to the Loan Agreement of $1.4 million for both the years ended December 31, 2024 and 2023, at a weighted-average rate of 10.5% and 10.4%, respectively.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Future principal debt payments and Exit Fee of the term loans funded as of December 31, 2024 are as follows (in thousands):

2025	$4,767
2026	5,233
2027	—
2028	—
Total principal payments	10,000
Exit Fee	625
Deferred interest	210
Total principal payments and Exit Fee	10,835
Less: Unamortized Exit Fee	(313)
Less: Unamortized debt discount related to warrants	(105)
Less: Unamortized debt issuance costs, including Facility Fee	(163)
Term loan, non-current	$10,254
Less: Term loan, current portion	—
Term loan, non-current	$10,254
On January 13, 2025, the Company amended the Loan Agreement. See Note 18 for additional information. Since the principal amounts due within one year from the balance sheet have been refinanced on a long-term basis after the balance sheet date but before the issuance of these financial statements, the entire amount funded under the Loan Agreement has been classified as non-current as of December 31, 2024.
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of December 31, 2024, the Company has drawn down $1.3 million of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest will accrue at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

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
Future principal debt payments of the Convertible Grant Agreement funded as of December 31, 2024 are as follows (in thousands):

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements

2025	$—
2026	—
2027	—
2028	—
2029	1,250
Term loan, non-current	$1,250

The Company assessed the terms and features of the Convertible Grant Agreement and determined that the Company was eligible to elect the fair value option under ASC 825, Financial Instruments. The Convertible Grant Agreement contains various embedded features and the election of the fair value option allowed the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Convertible Grant Agreement, which include accrued interest, if any, are recorded as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the Convertible Grant Agreement. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss.

The Company determined the fair value of the Convertible Grant Agreement using a probability-weighted income approach and recorded the loan at fair value of $1.3 million in the consolidated balance sheet at issuance. The Company calculated the discounted cash flows of the Convertible Grant Agreement using a discount rate of 11.17% and adjusted for the probability of repayment and conversion scenarios. The Company remeasured the fair value of the Convertible Grant Agreement as of December 31, 2024 using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 11.57% and adjusted for the probability of various repayment scenarios.

The following table reconciles the change in fair value of the Convertible Grant Agreement during the year ended December 31, 2024 (in thousands):

Beginning fair value balance, July 2024	$—
Recognition of Convertible Grant Agreement	1,250
Principal payments	—
Changes in fair value reported in statement of operation	54
Changes in fair value reported in comprehensive loss	—
Ending fair value balances as of December 31, 2024	$1,304

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
9. Fair Value

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$168,136	$168,136	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$168,636	$168,636	$—	$—
Liabilities:
Convertible Grant Agreement	$1,304	$—	$—	$1,304
Total liabilities	$1,304	$—	$—	$1,304

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$82,483	$82,483	$—	$—
Total assets	$82,483	$82,483	$—	$—
Liabilities:
Preferred stock warrant liability	$1,352	$—	$—	$1,352
Total liabilities	$1,352	$—	$—	$1,352

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy. The Company’s Convertible Grant Agreement is classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. See Note 8 for additional information on the Convertible Grant Agreement. See Note 14 for additional information regarding the valuation of the preferred stock warrant liability.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
10. Asset Purchase and License Agreements
From time to time, the Company enters into asset purchase and license agreements with third parties. During the years ended December 31, 2024 and 2023, the Company was a party to the following significant agreements with certain financial commitments:
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
obligated to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the completion of a combination of development and regulatory approval milestones. If the Company achieves regulatory approval for one or more licensed products, the Company will owe Sanofi certain commercial milestone payments for the achievement of specified levels of aggregate, annual worldwide net sales of all licensed products, up to an aggregate amount of $102.0 million. In addition, if the Company grants sublicenses under the patents and know how licensed to the Company under the agreement, the Company will be required to pay sublicense revenue to Sanofi at tiered percentages ranging from low-mid double-digit percentages down to the very low double-digit percentages, reducing based on the time of entry into the applicable sublicense agreement. No additional milestones or royalties were paid or accrued during the years ended December 31, 2024 or 2023 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million, which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $59.1 million per Cerecor Licensed Product if the Company achieves certain development, regulatory approval, and first commercial sale milestones for such Cerecor Licensed Product in up to a specified number of indications. If the Company successfully commercializes Cerecor Licensed Products, it will also be required to pay to Merck sales milestones totaling up to $15.0 million for all Cerecor Licensed Products, for the achievement of certain specified levels of worldwide annual aggregate net sales of all Cerecor Licensed Products. No additional milestones or royalties were paid or accrued during the years ended December 31, 2024 or 2023 related to this agreement.
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $27.0 million upon the achievement of certain development and regulatory approval milestones, and up to $35.0 million in the aggregate for the achievement of certain tiered sales milestones for any product that incorporates a Teva Acquired Compound (each, a “Teva Product”). In April 2024, the Company achieved a clinical milestone related to the initiation of its Phase 2 POC clinical trial evaluating ALTO-203, resulting in a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2024. No additional milestones or royalties were paid or accrued during the years ended December 31, 2024 or 2023 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $4.5 million upon the achievement of certain development and regulatory approval milestones. In connection with the sale or license by the Company to a third party of any of the patent, know-how or other rights included in the acquired assets prior to the achievement of a specified clinical development milestone, the Company will be required to pay to Palisade a low-double digit percentage of any consideration received by the Company from such license or sale, provided that the maximum aggregate consideration the Company will be required to pay to Palisade under the Palisade Agreement, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million. No additional milestones or royalties were paid or accrued during the years ended December 31, 2024 or 2023 related to this agreement.
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
The Company is required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for the first MedRx Licensed Product to achieve such milestones with respect to a first indication, and an additional milestone in the mid single digit millions for each additional approved distinct indication for such first MedRx Licensed Product or a subsequent MedRx Licensed Product. In April 2024, the Company achieved the desired pharmacokinetic profile for ALTO-101 in a Phase 1 trial, resulting in a milestone payment to MedRx comprised of $0.75 million, paid in cash, as well as 46,875 shares of the Company’s common stock. The Company recognized $1.5 million of expense related to this milestone, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.
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
The MedRx Agreement will expire with respect to each MedRx Licensed Product, on a country-by-country basis, upon the expiration of the Royalty Term, and with respect to the entire MedRx Agreement upon the expiry of the last-to-expire Royalty Term for the last MedRx Licensed Product for which there has been a first commercial sale. Either the Company or MedRx may terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis upon an uncured material breach by the other party or in connection with an insolvency event of such party. In addition, if the Company or MedRx bring or otherwise participate in a patent challenge against any patents licensed by the other party, such other party may terminate the MedRx Agreement immediately. The Company has the right to terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis for any reason upon specified prior written notice to MedRx provided that the effective date of such termination will not be earlier than the completion date of a specified development event. The Company also has the right to terminate the MedRx

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Agreement with respect to a MedRx Licensed Product immediately upon its reasonable determination of a material safety issue with respect to such MedRx Licensed Product. Except for the $1.5 million milestone discussed above, no additional milestones or royalties were paid or accrued during the years ended December 31, 2024 or 2023 related to this agreement.
11. Stock Based Plans
2024 Equity Incentive Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on the execution of the underwriting agreement related to the IPO. Under the 2024 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2024 Plan is a successor to the 2019 Equity Incentive Plan, which was adopted by the Board of Directors in March 2019 (as amended, the “2019 Plan”). A total of 2,000,000 shares of common stock were approved to be initially reserved for issuance under the 2024 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2024 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2025 and continuing through and including January 1, 2034, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 1,349,328 shares. No future issuances were made under the 2019 Plan upon the effectiveness of the 2024 Plan.

As of December 31, 2024, the total number of shares authorized to be issued under the 2024 Plan was 2,000,000. As of December 31, 2023, the total number of shares authorized to be issued under the 2019 Plan was 4,078,285. As of December 31, 2024 there were 198 shares of common stock reserved and available for issuance under the 2024 Plan. As of December 31, 2023 there were 251,450 shares of common stock reserved and available for issuance under the 2019 Plan.

Employee Stock Purchase Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the execution of the underwriting agreement related to the IPO. A total of 250,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 and continuing through, and including, January 1, 2034, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 750,000 shares; provided, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2025, the number of shares of common stock reserved for issuance under the ESPP increased by 269,865 shares. As of December 31, 2024, the Company had not opened the ESPP for enrollment, and therefore there were no purchases or share issuances during this period.
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
The fair value of each option award is estimated using the Black-Scholes option-pricing model which involves the use of certain subjective assumptions. These assumptions and estimates are as follows:
Fair Value of Common Stock. As the Company’s common stock was not publicly traded prior to its IPO, the fair value was determined by the Board, with input from management and valuation reports prepared by independent third-party valuation firms. After the completion of the Company's IPO, the fair value of common stock is based on the closing price of the Company’s common stock on the New York Stock Exchange as reported on the date of the grant.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
The weighted-average grant date fair value of options granted during 2024 and 2023 for awards subject only to service-based vesting conditions were $9.50 and $4.85 per share, respectively, which were based on the following weighted-average assumptions:

	2024	2023
Exercise price	$12.38	$5.82
Fair value of common stock	$12.38	$6.23
Expected term (in years)	6.0	6.0
Volatility	90.5%	92.0%
Risk free rate	4.1%	3.8%
Dividend yield	0%	0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (amounts in thousands, except per share amounts):

	Shares	Weighted – average exercise price ($)	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value ($)
Outstanding at December 31, 2022	1,680	3.67	8.6	4,307
Granted	1,585	5.82
Exercised	(68)	2.66		216
Forfeited and cancelled	(317)	5.86
Outstanding at December 31, 2023	2,880	4.48	8.7	7,794
Granted	2,142	12.38
Exercised	(125)	1.50		368
Forfeited and cancelled	(382)	9.58
Outstanding at December 31, 2024	4,515	7.88	8.3	2,109
Exercisable at December 31, 2024	1,532	4.48	6.9	1,790
As of December 31, 2024, there was approximately $19.9 million of unrecognized stock-based compensation expense related to these service-based unvested stock options which is expected to be recognized over a weighted-average period of 2.9 years.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Restricted Stock Units
The table below summarizes activity related to RSUs subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2023	—	$—
Granted	54	14.88
Vested	—	—
Forfeited and cancelled	—	—
Outstanding, December 31, 2024	54	$14.88

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of December 31, 2024, the total unrecognized compensation related to unvested RSUs granted was $0.5 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.2 years.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”), such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. During the year ended December 31, 2023, the Company issued 194,835 Performance Awards with an exercise price of $5.30 per share. The Performance Awards have a contractual term of ten years. The aggregate grant date fair value of the Performance Awards granted during the years ended December 31, 2023 is $0.9 million. The Company did not issue Performance Awards during the year ended December 31, 2024.
During the years ended December 31, 2024 and 2023, financing and clinical milestones were met, which resulted in the vesting of 194,835 shares and 187,714 Performance Awards, respectively and the recognition of $0.9 million and $0.9 million of stock-based compensation expense, respectively. As of December 31, 2024, there were 592,748 Performance Awards still outstanding, with a weighted-average exercise price of $4.63 per share, of which none remain unvested. The remaining contractual life of the Performance Awards was 7.8 years as of December 31, 2024. There is no unrecognized stock-based compensation expense related to these Performance Awards as of December 31, 2024.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	2024	2023
Research and development	$3,631	$2,166
General and administrative	4,000	725
Total stock-based compensation expense	$7,631	$2,891
Restricted Stock Awards
In June 2020, the Company granted a restricted stock award of 202,329 common shares to the Company’s Chief Executive Officer with a grant date fair value per share of $0.58. The restricted stock award vests over four years, or upon a change in the control of the Company, subject to continued employment with the Company. In the event of a change in control, the unvested restricted stock award will be accelerated and fully vested immediately prior to the change in control. There are no performance-based features or market conditions associated with this award. The fair value of the restricted stock award is determined based on the number of restricted shares granted and the fair value of the Company’s stock on the date of

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
grant. The Company issued this award in exchange for cash proceeds of approximately $0.1 million, which was representative of the fair value of the shares at the grant date, and therefore there was no stock-based compensation expense associated with this equity award. As of December 31, 2024 and 2023, there were zero and 21,075 shares of unvested restricted stock outstanding, respectively.
12. Loss Per Share
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

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	December 31,
	2024	2023
Convertible preferred stock (as if converted)	—	13,664
Preferred stock warrants	—	245
Common stock warrants	36	—
Restricted common stock units and awards	54	21
Stock options issued and outstanding	5,108	3,471
Total	5,198	17,401
13. Income Taxes
Provision for Income Taxes
There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In 2024 and 2023, substantially all of the Company’s net losses were generated in the United States.
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the U.S. federal statutory rate as follows:

	December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	(0.5%)	6.2%
Research and development tax credits	2.5%	2.8%
Change in valuation allowance	(23.4)%	(30.3)%
Other	0.4%	0.3%
Income tax provision (benefit)	0.0%	0.0%
Deferred Tax Assets and Valuation Allowance
Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of deferred tax assets is derived from the Company’s federal NOLs.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The most significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$12,124	$10,570
Stock-based compensation	1,975	319
R&D deferred costs	17,364	9,019
Accrued expenses and other, net	2,064	1,085
Tax credit carryforwards	4,331	2,172
Lease liability	1,507	—
Total deferred tax assets	39,365	23,165
Less: valuation allowance	(37,400)	(23,019)
Net deferred tax assets	1,965	146
Deferred tax liabilities:
Right of use lease asset	(1,409)	—
Fixed assets	(556)	(146)
Total deferred tax liabilities	$(1,965)	$(146)
Net deferred taxes	$—	$—
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset the gross deferred tax assets as of December 31, 2024 and 2023 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets. The valuation allowance increased by $14.4 million and $11.2 million during the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company had U.S. federal gross NOL carryforwards of $42.2 million, state gross NOL carryforwards of $33.6 million, foreign gross NOL carryforwards of $3.0 million, and tax credit carryforwards of $4.3 million. State NOL carryforwards begin to expire in 2039 and tax credit carryforwards will begin to expire in 2042 with $0.1 million of tax credit carryforwards having no expiration. US federal and foreign gross NOL carryforwards have no expiration.
The Company’s NOL and tax credit carryforwards could be subjected to a limitation pursuant to a cumulative change in substantial ownership as identified in Sections 382 and 383 of the Internal Revenue Code and similar state provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a study and determined that historical changes, under Section 382 and 383, have occurred and as a result approximately $24.0 million of the NOLs and tax credits carryforwards are subjected to the limitation. These related gross federal NOLs are subject to a full valuation allowance as of December 31, 2024. The Company will continue to monitor equity movement and its impact on the utilization of the NOLs and credits as the Company could experience subsequent ownership changes which may result in additional limitations on the utilization of NOL and credit carryforwards.
The Company is subject to income taxes in the U.S. federal jurisdiction, various state and local jurisdictions and in one foreign tax jurisdiction. The Company’s tax years from inception through 2024 are subject to examination by the U.S., state, and foreign tax authorities due to the carryforward of unutilized NOLs and research and development credits. The Company is not currently under examination in any tax jurisdictions.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
14. Common Stock, Convertible Preferred Stock and Preferred Stock Warrants
Upon closing of the IPO in February 2024, all of the outstanding convertible preferred stock automatically converted into 13,664,261 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
At December 31, 2023, convertible preferred stock consisted of the following (amounts in thousands, except per share amounts):

Share Class	Shares Authorized	Shares Issued and Outstanding	Issuance Price per Share	Carrying Value	Liquidation Preference
Series Seed Preferred	3,709	3,709	$2.0822	$7,674	$7,722
Series A Preferred	7,251	6,785	$4.6996	30,489	31,887
Series B Preferred	9,877	9,877	$6.0000	58,918	62,095
Series C Preferred	10,675	9,548	$4.7132	44,396	45,000
Total	31,512	29,919		$141,477	$146,704
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
Series A Preferred Stock
On May 3, 2021, the Company entered into a purchase agreement (the “Series A Purchase Agreement”) with a number of investors for a private placement of 6,785,075 shares of Series A Preferred Stock. The Series A Preferred Stock was sold at a price of $4.6996 per share for gross proceeds of $31.9 million. The shares were issued across multiple dates between May and August 2021 for the same price per share.
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

In January 2023, the Board approved a 1.1156 for 1 forward stock split of the Company’s issued and outstanding shares of Series B Preferred Stock, and a proportional adjustment to the existing conversion ratio, as well as the exercise price of the then-outstanding K2 Warrant. Accordingly, all Series B share and per share amounts for all periods presented in the financial statements have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratio.
Series C Preferred Stock
On November 20, 2023, the Company entered into a purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company sold 9,547,802 shares of Series C convertible preferred stock at a price of $4.7132 per share for gross proceeds of $45.0 million. The majority of investors that participated in the Series C Purchase Agreement were new investors.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
In connection with the closing of the Series C Purchase Agreement, the Board authorized an increase to the number of authorized shares of common stock to 52,000,000.
Preferred Stock Warrants
Series A Preferred Stock Warrants
In May 2021, in connection with the closing of the Series A Preferred Stock Agreement, the Company issued warrants to the lead Series A investor to purchase an aggregate of 465,917 shares of Series A Preferred Stock (“Series A Preferred Stock Warrants”) at a price of $4.6996 per share (“Exercise Price”). The Series A Preferred Stock Warrants expire, and if not earlier exercised, will be automatically net exercised, on the earliest to occur of (i) the closing of a deemed liquidation event; (ii) the closing of the sale of shares of common stock in a public offering resulting in at least $75.0 million of gross proceeds and a share price of at least $15.68 per share (one and one half times the Exercise Price as adjusted by the reverse stock split discussed in Note 2); (iii) immediately prior to the consummation of a SPAC transaction in which the combined company, immediately following the closing of the SPAC transaction, holds at least $75.0 million in unrestricted cash; or (iv) May 3, 2026. The Company completed its IPO in February 2024 at $16.00 per share, resulting in a net exercise of the Series A Preferred Stock Warrants.
The Company determined the estimated fair value of the Series A Preferred Stock Warrants at the date of issuance to be $1.2 million, which was derived using weighted outcomes. As of December 31, 2023, the Company remeasured the fair value of the Series A Preferred Stock Warrants where the significant assumptions included an expected life of 2 years, a risk free rate of 4.5% and an expected volatility of 99%. The remeasured fair value of the Series A Preferred Stock Warrants resulted in a non-cash gain of $0.5 million during the year ended December 31, 2023.

In February 2024, in connection with the IPO, the Series A Preferred Stock Warrants were exercised and net settled for shares of the Company’s common stock, which resulted in the issuance of 72,631 shares of common stock. The Company remeasured the fair value of the Series A Preferred Stock Warrants immediately prior to their exercise, resulting in an insignificant change in fair value during the year ended December 31, 2024. The resulting warrant liability was then extinguished upon the net exercise.
K2 Warrant
In December 2022, in connection with the closing of the Loan Agreement, the Company issued a warrant to the Lender to purchase a number of shares of the Company’s Series B convertible preferred stock, or at Lender’s election, next round stock (“K2 Warrant”). The number of shares of convertible preferred stock issuable upon exercise of the warrant is equal to (a) (i) 0.0375, multiplied by (ii) the aggregate principal amount of term loans actually funded under the Loan Agreement, divided by (b) the warrant price then in effect. Following the sale and issuance of the Series C Preferred Stock in November 2023 and as of December 31, 2023, the exercise price of the warrants is $4.7132 per share, which would result in the issuance of an aggregate of 79,564 shares of Series C Preferred Stock. Following the conversion of Series C Preferred Stock to common stock upon the completion of the IPO in February 2024, the K2 Warrant became a warrant to purchase up to an aggregate of 35,773 shares of the Company’s common stock at an exercise price of $10.49 per share. The K2 Warrant was remeasured to fair value immediately prior to the conversion to a common stock warrant, and the change in fair value since December 31, 2023 was $0.2 million. The Company determined that the K2 Warrant is equity-classified, and therefore the resulting warrant liability was reclassified to permanent equity, and is not subject to future remeasurement. On January 13, 2025, the Company amended the Loan Agreement and the K2 Warrant. See Note 18 for additional information.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following table summarizes the change in fair value of the preferred stock warrant liability, a Level 3 recurring fair value measurement, for the years ended December 31, 2024 and 2023 (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2022	$1,877
Issuance	—
Exercise	—
Expiration	—
Change in fair value	(525)
Balance at December 31, 2023	1,352
Issuance of Preferred Stock Warrants	—
Exercise	—
Expiration	—
Change in fair value	243
Balance at February 2, 2024	1,595
Reclassification to equity (1)	(1,595)
Balance at December 31, 2024	$—
(1) Following the Company’s IPO, the warrant liability was reclassified to equity.
Common Stock and Authorized Shares
As of December 31, 2024 and 2023, the Company had 500,000,000 and 52,000,000 authorized shares of common stock, respectively, with a par value of $0.0001 per share, of which 26,986,560 and 3,832,134 shares, respectively, were legally issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of December 31, 2024, no shares of preferred stock were issued or outstanding.
As of December 31, 2024 and 2023, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	December 31,
	2024	2023
Series Seed Preferred Stock	—	1,668
Series A Preferred Stock	—	3,051
Series B Preferred Stock	—	4,653
Series C Preferred Stock	—	4,293
Series A Preferred Stock Warrants	—	209
K2 Warrant	36	36
Stock options issued and outstanding	5,108	3,471
Stock options available for future grant	—	251
Total	5,144	17,632
15. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of December 31, 2024.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers, and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at December 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.
16. Retirement Plan
The Company has established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the full-time employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. The 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 3% of an employee’s eligible annual compensation. The Company recorded matching contributions of $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
`

17. Segments

The Company’s operations are managed and reported to its President and CEO, the Company’s CODM, on a consolidated basis. The Company is a clinical-stage biopharmaceutical company advancing psychiatry through its proprietary Precision Psychiatry Platform, which leverages advanced data science and neurobiology to develop personalized treatments. The CODM assesses performance and allocates resources based on the Company’s consolidated net loss, as the integrated approach to neurobiologically driven drug development requires the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including clinical studies and personnel. Asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Certain significant segment expenses below loss from operations are presented in the Company’s consolidated statements of operations and are therefore not presented below. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below:

	December 31,
	2024	2023
Personnel expenses excluding stock-based compensation	$20,851	$13,377
Stock-based compensation	7,631	2,891
Direct external program expenses:
ALTO-100	7,371	7,748
ALTO-300	6,410	3,070
ALTO-101	2,798	1,731
ALTO-203	3,672	222
Other research and development (a)	7,810	4,387
General and administrative (b)	12,067	4,383
Loss from operations	$68,610	$37,809

(a) Other research and development expenses primarily consists of license fees, facility charges, third party consultant costs, early research costs related to other product candidates, and other unallocated costs.
(b) General and administrative costs include professional fees, insurance, consultant fees and facility charges.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements

18. Subsequent Events
Equity Grants

Across January, February and March 2025, the Company granted options for the purchase of 0.8 million shares of common stock at a weighted-average exercise price of $4.21, which are expected to vest over a weighted average term of 3.7 years.

Amended Loan Agreement
In January 2025, the Company amended the Loan Agreement (as amended, the “Amended Loan Agreement”) to, among other things, extend the Term Loan (as defined below) maturity date and increase the maximum available amount of term loans. The Amended Loan Agreement provides for up to an aggregate term loan in the principal amount of $75.0 million (“Term Loan”), consisting of a first tranche term loan of $20.0 million, a second tranche term loan of up to an additional $30.0 million available at the Company’s request until December 15, 2025, subject to certain time-based, clinical milestones, and an additional third tranche term loan of up to an additional $25.0 million available at the Company’s request subject to the Lender’s approval. The Company drew $20.0 million upon entry into the Amendment (approximately $10.0 million of which was used to refinance obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment).

As of December 31, 2024, the Company had an outstanding principal balance of $10.0 million under the Original Loan Agreement. As of the date of the Amendment, and following the related refinancing, the Company had an outstanding principal balance of $20.0 million under the Term Loan. Since the principal amounts due within one year from the balance sheet have been refinanced on a long-term basis after the balance sheet date but before the issuance of these financial statements, the entire amount funded under the Loan Agreement has been classified as non-current as of December 31, 2024.
The Term Loan matures on January 1, 2029. The Amended Loan Agreement provides for an interest only period until January 1, 2027, which may be extended to January 1, 2028, subject to the funding of at least $20.0 million of the second tranche term loan, following which the Term Loan shall be repaid in equal monthly payments through the Term Loan maturity date.
Borrowings under the Amended Loan Agreement bear interest at (i) a variable per annum cash pay rate equal to the Prime Rate plus 1.45% (subject to a floor of 8.45% per annum) and (ii) a fixed per annum paid-in-kind rate equal to 1.0%. Interest is due and payable monthly in arrears. Upon final payment or prepayment of the Term Loan, the Company is required to pay a final payment equal to 5.95% of the amount borrowed.
The Company’s obligation under the Original Loan Agreement to pay the Lender a one-time fee of $625,000 on the earlier of December 1, 2026 or earlier prepayment of the Term Loan remains outstanding.
Loan Conversion Feature: Under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan (the “Conversion Amount”) ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amendment) into shares of the Company’s common stock (the “Conversion Shares”). The number of shares to be issued upon conversion is determined by dividing (a) the portion of the term loan amount converted, by (b) the Applicable Conversion Price. Applicable Conversion Price means (i) with respect to any conversion of up to $4.0 million of the Conversion Amount, $10.49, and (ii) with respect to any conversion of the remaining $5.0 million of the Conversion Amount, $4.8259, in each case subject to certain adjustments set forth in the Amended Loan Agreement.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Warrants: In connection with the Original Loan Agreement, the Company issued to the Lender a warrant (the “Original Warrant”), which Original Warrant is exercisable for 35,773 shares of the Company’s common stock and expires on December 15, 2032. In connection with the Amendment, the Original Warrant was amended and restated (the “Amended and Restated Warrant”) to lower the exercise price to $3.7122 per share (the “Exercise Price”). Further, in connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035. The exercise of the Warrants is subject to the same beneficial ownership and overall share issuance limitations set forth above under “Loan Conversion Feature.”

The Company is continuing to evaluate the accounting for the Amended Loan Agreement to determine whether the transaction should be accounted for as a debt modification or a loss on debt extinguishment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to the SEC rules, because we qualify as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Board of Directors and Corporate Governance,” “Election of Directors,” “Executive Officers” and “Insider Trading Policy” and is incorporated herein by reference. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

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
Item 11. Executive Compensation.

The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Executive Compensation,” and “Non-Employee Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this Annual Report:

(1)    Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

(2)    Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)    Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Sales Agreement, by and between the Company and Leerink Partners LLC, dated as of February 3, 2025	S-3	333-284667	1.2	2/3/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Form of Common Stock Certificate	S-1/A	333-276495	4.1	1/29/2024

4.2†	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of November 20, 2023	S-1	333-276495	4.2	1/12/2024

4.3	Amended and Restated Warrant to Purchase Stock, dated January 13, 2025, issued to K2 HealthVentures Equity Trust LLC	8-K	001-41944	4.1	1/16/2025

4.4	Warrant to Purchase Stock, dated January 13, 2025, issued to K2 HealthVentures Equity Trust LLC	8-K	001-41944	4.2	1/16/2025

4.5	Description of Securities					X

10.1+	2019 Equity Incentive Plan	S-1	333-276495	10.1	1/12/2024

10.2+	Form of Option Grant Notice and Agreement, Exercise Notice, Early Exercise Notice, and Restricted Award Notice under the 2019 Equity Incentive Plan	S-1	333-276495	10.2	1/12/2024

10.3+	2024 Equity Incentive Plan	S-1/A	333-276495	10.3	1/29/2024

10.4+	Form of Option Grant Notice and Agreement, and Exercise Notice under the 2024 Equity Incentive Plan	S-1/A	333-276495	10.4	1/29/2024

10.5+	Form of RSU Award Grant Notice and Agreement under the 2024 Equity Incentive Plan	S-1/A	333-276495	10.5	1/29/2024

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6+	2025 Inducement Plan					X

10.7+	Form of Option Grant Notice and Agreement, and Exercise Notice under the 2025 Inducement Plan					X

10.8+	2024 Employee Stock Purchase Plan	S-1/A	333-276495	10.6	1/29/2024

10.9+	Non-Employee Director Compensation Policy					X

10.10+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-276495	10.7	1/29/2024

10.11+	Form of Employment Offer Letter for executive officers	S-1	333-276495	10.8	1/12/2024

10.12+	Form of Amendment to Employment Offer Letter	S-1/A	333-276495	10.9	1/29/2024

10.13†	Loan and Security Agreement, by and among the Registrant, K2 HealthVentures LLC, as a lender, and the other lenders from time to time party thereto, or collectively the Lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral agent for the Lender, dated as of December 16, 2022	S-1	333-276495	10.9	1/12/2024

10.14†	First Amendment to Loan and Security Agreement, by and among the Registrant, K2 HealthVentures LLC, as lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral trustee for the Lender, dated as of January 13, 2025	8-K	001-41944	10.1	1/16/2025

10.15#	Exclusive License Agreement With Equity, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated as of December 6, 2019, as amended as of May 18, 2020 and December 11, 2023	S-1	333-276495	10.10	1/12/2024

10.16#	License Agreement, by and between the Registrant and Sanofi, dated as of May 18, 2021	S-1	333-276495	10.11	1/12/2024

10.17#	Patent and Know-How License Agreement, by and between the Registrant and Cerecor Inc. (k/n/a Avalo Therapeutics, Inc.), dated as of May 28, 2021	S-1	333-276495	10.12	1/12/2024

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18#	Exclusive License Agreement, by and between Dow Agrosciences LLC and Neuralstem, Inc., dated as of December 1, 2016.	S-1	333-276495	10.13	1/12/2024

10.19†	Asset Transfer Agreement, by and between the Registrant and Palisade Bio, Inc. (formerly Seneca Biopharma, Inc., formerly Neuralstem Inc.), dated as of October 18, 2021	S-1	333-276495	10.14	1/12/2024

10.20	Assignment and Assumption Agreement, by and between the Registrant and Palisade Bio, Inc. (formerly Seneca Biopharma, Inc., formerly Neuralstem Inc.), dated as of October 18, 2021	S-1	333-276495	10.15	1/12/2024

10.21#	Asset Purchase Agreement, by and between the Registrant and Teva Pharmaceutical Industries, Ltd., dated as of October 4, 2021	S-1	333-276495	10.16	1/12/2024

10.22#	Joint Development and License Agreement, by and between the Registrant and MedRx Co., Ltd., dated as of September 25, 2023	S-1	333-276495	10.17	1/12/2024

10.23†	Convertible Loan Agreement, by and between the Registrant and The Wellcome Trust Limited, dated as of July 24, 2024	8-K	001-41944	10.1	7/29/2024

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Incentive Compensation Recoupment Policy	10-K	001-41944	97	3/21/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

ALTO NEUROSCIENCE, INC.

Date:	March 20, 2025	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amit Etkin	President, Chief Executive Officer, and	March 20, 2025
Amit Etkin, M.D., Ph.D.	Chair of the Board of Directors
(Principal Executive Officer)

/s/ Nicholas Smith	Chief Financial Officer and Chief Business Officer	March 20, 2025
Nicholas Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Po Yu (Jeff) Chen	Director	March 20, 2025
Po Yu (Jeff) Chen, Ph.D.

/s/ Christopher Nixon Cox	Director	March 20, 2025
Christopher Nixon Cox

/s/ Andrew Dreyfus	Director	March 20, 2025
Andrew Dreyfus

/s/ Husseini Manji	Director	March 20, 2025
Husseini Manji, M.D.

/s/ Maha Radhakrishnan	Director	March 20, 2025
Maha Radhakrishnan, M.D.

/s/ Gwill York	Director	March 20, 2025
Gwill York