Form 10-Q
period 2025-03-31
Alto Neuroscience, Inc.
filed 2025-05-14
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of May 9, 2025 was 27,072,129.

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

You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report, under “Item 1A. Risk Factors” in this Quarterly Report, or in our other reports filed with the Securities and Exchange Commission, or SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in such statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$160,754	$168,229
Prepaid expenses and other current assets	2,769	1,108
Total current assets	163,523	169,337
Restricted cash	500	500
Property and equipment, net	2,477	2,666
Operating right-of-use asset	4,846	5,035
Other assets	569	4
Total assets	$171,915	$177,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,384	$1,579
Accrued expenses and other current liabilities	5,873	8,429
Total current liabilities	7,257	10,008
Term loan, non-current	19,940	10,254
Convertible Grant Agreement	1,211	1,304
Lease liability, long-term	4,411	4,516
Total liabilities	32,819	26,082
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock (par value $0.0001), 500,000 shares authorized; 27,072 and 26,987 shares issued and outstanding as of March 31, 2025 and December 31, 2024	3	3
Additional paid-in capital	292,644	289,954
Accumulated deficit	(153,565)	(138,396)
Accumulated other comprehensive income (loss)	14	(101)
Total stockholders’ equity	139,096	151,460
Total liabilities and stockholders’ equity	$171,915	$177,542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$9,974	$9,952
General and administrative	5,702	4,434
Total operating expenses	15,676	14,386
Loss from operations	(15,676)	(14,386)
Other income (expense):
Interest income	1,827	1,558
Interest expense	(598)	(346)
Loss on debt extinguishment	(681)	—
Other, net	(41)	(243)
Total other income, net	507	969
Net loss	$(15,169)	$(13,417)
Other comprehensive income (loss):
Change in fair value attributable to instrument specific credit risk	134	—
Foreign currency translation	(19)	(5)
Total other comprehensive income (loss)	115	(5)
Comprehensive loss	$(15,054)	$(13,422)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.76)
Weighted-average number of common shares outstanding, basic and diluted	27,049	17,600
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	69	—	10	—	—	10
Issuance of common stock for conversion of preferred stock	(29,919)	$(141,477)	13,664	2	141,475	—	—	141,477
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering cost of $4,643	—	—	9,246	1	132,936	—	—	132,937
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	(13,417)	—	(13,417)
Balance at March 31, 2024	—	$—	26,884	$3	$283,567	$(90,382)	$(84)	$193,104

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2024	—	$—	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
Exercise of common stock options	—	—	85	—	198	—	—	198
Issuance of K2 warrants	—	—	—	—	524	—	—	524
Stock compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive income	—	—	—	—	—	—	115	115
Net loss	—	—	—	—	—	(15,169)	—	(15,169)
Balance at March 31, 2025	—	$—	27,072	$3	$292,644	$(153,565)	$14	$139,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(15,169)	$(13,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,968	2,179
Depreciation and amortization	171	97
Non-cash interest expense related to term loan	180	98
Loss on disposal of assets	41	—
Non-cash lease expense	190	72
Change in other, net	41	243
Loss on extinguishment of debt	681	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,692)	(1,781)
Accounts payable	(266)	1,120
Accrued liabilities and other liabilities	(2,701)	406
Net cash used in operating activities	(16,556)	(10,983)
Cash Flows from Investing Activities:
Capital expenditures	(24)	(224)
Net cash used in investing activities	(24)	(224)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from initial public offering	—	137,579
Payments on issuance cost from initial public offering	—	(2,930)
Payments on issuance cost from Series C preferred stock financing	—	(100)
Proceeds from exercise of stock options	198	10
Payments on issuance cost from registration statement	(419)	—
Proceeds from issuance of term loan, net	19,688	—
Repayment of former term loan	(10,213)	—
Payment of loan financing cost	(127)	—
Net cash provided by financing activities	9,127	134,559
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,475)	123,347
Cash, cash equivalents and restricted cash at the beginning of the period	168,729	82,548
Cash, cash equivalents and restricted cash at the end of the period	$161,254	$205,895
Supplemental Disclosure of Non-cash Activities
Purchase of property and equipment not yet paid	$—	$321
Deferred offering and share issue costs not yet paid	$138	$320
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$141,477
Reclassification of preferred warrant liability to equity	$—	$1,595
Reclassification of deferred offering costs to equity	$—	$1,393
Issuance of warrants in connection with term loan agreement	$524	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$311	$248
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of the Business
Alto Neuroscience, Inc. (the “Company” or “Alto”) was incorporated in Delaware on March 25, 2019. The Company maintains its headquarters in Mountain View, California. The Company has one wholly-owned subsidiary in Australia that was formed during 2020 to conduct clinical trials.
Alto is a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from the Company’s scalable and proprietary Precision Psychiatry Platform, the Company aims to discover brain-based biomarkers to better identify which patients are more likely to respond to its novel product candidates. The Company’s current pipeline consists of five clinical-stage assets addressing high-need therapeutic areas, including major depressive disorder (“MDD”), bipolar depression (“BPD”), and schizophrenia.

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied upon equity financings to fund its operations. At March 31, 2025, the Company had an accumulated deficit of approximately $153.6 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.
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
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025 and its results of operations, statements of equity and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ materially from those estimates. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements relate to the determination of the volatility of its common stock (as an input for calculating stock-based compensation and warrants), estimating accrued or prepaid research and development expenses, and the valuation of the preferred stock warrant liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The standard will be effective starting in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statement disclosures.
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
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	1,897	176
Other prepaid expenses	$849	$902
Other current assets	23	30
Total prepaid expenses and other current assets	$2,769	$1,108

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	2,263	2,306
Office equipment and furniture	$453	$448
Computer software and equipment	670	670
Leasehold improvements	246	246
Less: accumulated depreciation	(1,155)	(1,004)
Property and equipment, net	$2,477	$2,666
Depreciation and amortization expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll, vacation and employee-related expenses	$2,038	$4,951
Accrued research	2,080	1,625
Accrued offering and share issue cost	24	—
Accrued interest, short term	154	78
Other accruals and current liabilities	701	905
Lease liability, short term	876	870
Total accrued expenses and other current liabilities	$5,873	$8,429
4. Debt

K2 HealthVentures LLC Loan Agreement

On December 16, 2022, the Company entered into a Loan and Security Agreement (the “Original Loan Agreement”) with K2 HealthVentures LLC as a lender, the other lenders party thereto (collectively, the “Lender”), K2 HealthVentures LLC, as administrative agent for Lender (the “Administrative Agent”), and Ankura Trust Company, LLC, as collateral agent for the Lender. Pursuant to the terms of the Original Loan Agreement, the Lender agreed to make available to the Company term loans (each, collectively, the “Term Loan”) in an aggregate principal amount of up to $35.0 million. As of December 31, 2024, the Company had drawn a principal amount of $10.0 million. The Lender’s commitment to make available additional Term Loans under the Original Loan Agreement expired without being drawn on January 1, 2025. The Original Loan Agreement had a Term Loan maturity date of December 1, 2026 (the “Original Term Loan Maturity Date”).

On January 13, 2025, the Company entered into an amendment to the Original Loan Agreement (the “Amendment” and the Original Loan Agreement as amended thereby, the “Amended Loan Agreement”) to, among other things, extend the Original Term Loan Maturity Date and increase the maximum available amount of term loans. The Amended Loan Agreement provides for term loans in an aggregate principal amount of up to $75.0 million consisting of:

•a first tranche term loan of $20.0 million;
•second tranche term loans of up to $30.0 million in the aggregate available at the Company’s request until December 15, 2025, subject to certain time-based, clinical milestones; and

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
•third tranche term loans of up to $25.0 million in the aggregate available at the Company’s request subject to the Lender’s approval.

The Company drew $20.0 million upon entry into the Amendment (approximately $10.0 million of which was used to refinance obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment). A portion of the second tranche term loans is tied to the timing of data from the Company’s Phase 2b study of ALTO-300; based on expected timing of top line data for this study, the Company anticipates that $20.0 million of the second tranche term loans will expire without being drawn.

The Amended Loan Agreement has a Term Loan maturity date of January 1, 2029 (the “Amended Term Loan Maturity Date”). The Amended Loan Agreement provides for an interest only period until January 1, 2027, which shall automatically be extended to January 1, 2028, upon, but subject to, funding of at least $20.0 million of the second tranche term loans, following which the Term Loan shall be repaid in equal monthly payments through the Amended Term Loan Maturity Date.

The Term Loan bears interest at (i) a variable per annum cash pay rate equal to the Prime Rate plus 1.45% (subject to a floor of 8.45% per annum) and (ii) a fixed per annum paid-in-kind rate equal to 1.0%. Interest is due and payable monthly in arrears. Upon final payment or prepayment of the Term Loan, the Company is required to pay a final payment equal to 5.95% of the amount borrowed.

The Amended Loan Agreement was accounted for as a debt extinguishment, as the new loan was considered substantially different from the original loan. The Company recognized debt issuance costs and discount upon issuance of $2.0 million within Term Loan, non-current on its condensed consolidated balance sheet and recorded a loss on debt extinguishment of $0.7 million, which was recorded within loss on debt extinguishment in its condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025.

Fees

Under the terms of the Original Loan Agreement, the Company was obligated to pay a final fee equal to 6.25% of the aggregate amount of the term loans funded thereunder (the “Original Exit Fee”) upon the earliest of (i) the Original Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. The Company was also obligated to pay the Lender a one-time facility fee of $0.2 million (“Original Facility Fee”) on the initial closing date. The Original Exit Fee of $0.6 million and Original Facility Fee of $0.2 million were recorded as debt discount, and were being accreted using the effective interest method within interest expense in the consolidated statements of operations and comprehensive loss. The Company’s obligation to pay the Original Exit Fee remains outstanding, and the timing for payment thereof was unaffected by, and reaffirmed in connection with, the Amendment.

The Company was obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. The Company is also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Under the terms of the Amended Loan Agreement, the Company is obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder (the “Amended Exit Fee”) upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. As of March 31, 2025, the amount owed under the Amended Exit Fee is equal to $1.2 million. The Original Exit Fee and the Amended Exit Fee have been fully accrued and recorded as debt discount as of the closing date of the Amendment and will be accreted using the effective interest method within interest expense in the consolidated statement of operations and comprehensive loss.

The Company has the option to prepay all, but not less than all, of the Term Loan prior to the Amended Term Loan Maturity Date, which would require that the Company pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance and the funding date of the individual tranches thereunder. As to each such tranche under the Term Loan, such fee shall be equal to 3% if the payment occurs on or before 24 months after the funding date of such tranche, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the funding date of such tranche, or 1% if the prepayment occurs more than 36 months after the funding date of such tranche. No prepayment penalty fee is required if the applicable tranche is prepaid within six months prior to the Amended Term Loan Maturity Date or refinanced with the Lender.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Terms

Following an initial period with no financial covenants, beginning January 1, 2026, the Company must maintain, at all times, a cash runway of at least 5 months, provided that this covenant will be waived during any period in which the Company’s market capitalization exceeds $700.0 million.

The Company’s obligations under the Amended Loan Agreement are secured by a first priority security interest in substantially all of its assets (with an exclusion for intellectual property). The Amended Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Amended Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others.

Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Amended Loan Agreement and under applicable law.

Warrants

In connection with the Original Loan Agreement, the Company issued to the Lender a warrant (the “Original Warrant”), which Original Warrant is exercisable for 35,773 shares of the Company’s common stock and expires on December 15, 2032. In connection with the Amendment, the Original Warrant was amended and restated (the “Amended and Restated Warrant”) to reduce the exercise price from $10.49 to $3.71 per share (the “Exercise Price”). The incremental value associated with this modification was immaterial, and was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital during the three months ended March 31, 2025. Further, in connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035.

As of March 31, 2025 the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase. The Company determined the estimated fair value of the New Warrant at the date of issuance to be $0.5 million, which was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital. As of the date of the issuance, significant assumptions include an expected life of 10 years, a risk-free rate of 4.79% and an expected volatility of 89.47%. See Note 10 for additional information regarding the New Warrant.

Loan Conversion Feature

Under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan (the “Conversion Amount”) ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amended Loan Agreement) into shares of the Company’s common stock (the “Conversion Shares”). The number of shares to be issued upon conversion is determined by dividing (a) the portion of the term loan amount converted, by (b) the Applicable Conversion Price. Applicable Conversion Price means (i) with respect to any conversion of up to $4.0 million of the Conversion Amount, $10.49, and (ii) with respect to any conversion of the remaining $5.0 million of the Conversion Amount, $4.83, in each case subject to certain adjustments set forth in the Amended Loan Agreement. The Company determined that the embedded conversion option is not required to be separated from the Term Loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Interest Expense and future repayments
The Company recorded interest expense at a weighted average rate of 12.94% and 10.70% related to the Loan Agreement for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $0.6 million and $0.3 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of March 31, 2025 are as follows (in thousands):

2025 (remainder of year)	$—
2026	—
2027	9,117
2028	9,977
2029	906
Total principal payments	20,000
Exit Fee	1,815
Deferred interest	43
Total principal payments and Exit Fee	21,858
Less: unamortized debt discount	(1,918)
Term loan, non-current	$19,940
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of March 31, 2025, the Company has drawn down $1.3 million of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest will accrue at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future principal debt payments of the Convertible Grant Agreement funded as of March 31, 2025 are as follows (in thousands):

2025 (remainder of year)	$—
2026	—
2027	—
2028	—
2029	1,250
Term loan, non-current	$1,250

The Company assessed the terms and features of the Convertible Grant Agreement and determined that the Company was eligible to elect the fair value option under ASC 825, Financial Instruments. The Convertible Grant Agreement contains various embedded features and the election of the fair value option allowed the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Convertible Grant Agreement, which include accrued interest, if any, are recorded as a component of other, net or within other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the Convertible Grant Agreement. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss.

The Company determined the fair value of the Convertible Grant Agreement using a probability-weighted income approach and recorded the loan at fair value of $1.3 million in the condensed consolidated balance sheet at issuance. The Company calculated the discounted cash flows of the Convertible Grant Agreement using a discount rate of 11.17% and adjusted for the probability of repayment and conversion scenarios. The Company remeasured the fair value of the Convertible Grant Agreement as of March 31, 2025 to be $1.2 million using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 19.34% and adjusted for the probability of various repayment scenarios.

The following table reconciles the change in fair value of the Convertible Grant Agreement during the three months ended March 31, 2025 (in thousands):

Beginning fair value balance as of December 31, 2024	$1,304
Issuance of new tranches	—
Principal payments	—
Changes in fair value reported in statements of operations	41
Changes in fair value reported in other comprehensive loss	(134)
Ending fair value balance as of March 31, 2025	$1,211

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$160,591	$160,591	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$161,091	$161,091	$—	$—
Liabilities:
Convertible Grant Agreement	$1,211	$—	$—	$1,211
Total liabilities	$1,211	$—	$—	$1,211

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$168,136	$168,136	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$168,636	$168,636	$—	$—
Liabilities:
Convertible Grant Agreement	$1,304	$—	$—	$1,304
Total liabilities	$1,304	$—	$—	$1,304

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy. The Company’s Convertible Grant Agreement is classified as a Level 3 instrument under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. See Note 4 for additional information on the Convertible Grant Agreement.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Asset Purchase and License Agreements
From time to time, the Company enters into asset purchase and license agreements with third parties. As of March 31, 2025, the Company was a party to the following significant agreements with certain financial commitments:
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the completion of a

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
combination of development and regulatory approval milestones. If the Company achieves regulatory approval for one or more licensed products, the Company will owe Sanofi certain commercial milestone payments for the achievement of specified levels of aggregate, annual worldwide net sales of all licensed products, up to an aggregate amount of $102.0 million. In addition, if the Company grants sublicenses under the patents and know how licensed to the Company under the agreement, the Company will be required to pay sublicense revenue to Sanofi at tiered percentages ranging from low-mid double-digit percentages down to the very low double-digit percentages, reducing based on the time of entry into the applicable sublicense agreement. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2025 or 2024 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million, which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $59.1 million per Cerecor Licensed Product if the Company achieves certain development, regulatory approval, and first commercial sale milestones for such Cerecor Licensed Product in up to a specified number of indications. If the Company successfully commercializes Cerecor Licensed Products, it will also be required to pay to Merck sales milestones totaling up to $15.0 million for all Cerecor Licensed Products, for the achievement of certain specified levels of worldwide annual aggregate net sales of all Cerecor Licensed Products. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2025 or 2024 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $27.0 million upon the achievement of certain development and regulatory approval milestones, and up to $35.0 million in the aggregate for the achievement of certain tiered sales milestones for any product that incorporates a Teva Acquired Compound (each, a “Teva Product”). In April 2024, the Company achieved a clinical milestone related to the initiation of its Phase 2 proof-of-concept (“POC”) clinical trial evaluating ALTO-203 resulting in a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2024. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2025 or 2024 related to this agreement.
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
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $4.5 million upon the achievement of certain development and regulatory approval milestones. In connection with the sale or license by the Company to a third party of any of the patent, know-how or other rights included in the acquired assets prior to the achievement of a specified clinical development milestone, the Company will be required to pay to Palisade a low-double digit percentage of any consideration received by the Company from such license or sale, provided that the maximum aggregate consideration the Company will be required to pay to Palisade under the Palisade Agreement, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million. No additional milestones or royalties were paid or accrued during the three months ended March 31, 2025 or 2024 related to this agreement.
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
The MedRx Agreement will expire with respect to each MedRx Licensed Product, on a country-by-country basis, upon the expiration of the Royalty Term, and with respect to the entire MedRx Agreement upon the expiry of the last-to-expire Royalty Term for the last MedRx Licensed Product for which there has been a first commercial sale. Either the Company or MedRx may terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis upon an uncured material breach by the other party or in connection with an insolvency event of such party. In addition, if the Company or MedRx bring or otherwise participate in a patent challenge against any patents licensed by the other party, such other party may terminate the MedRx Agreement immediately. The Company has the right to terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis for any reason upon specified prior written notice to MedRx provided that the effective date of such termination will not be earlier than the completion date of a specified development event. The Company also has the right to terminate the MedRx

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Agreement with respect to a MedRx Licensed Product immediately upon its reasonable determination of a material safety issue with respect to such MedRx Licensed Product. There were no additional milestones or royalties were paid or accrued during the three months ended March 31, 2025 or 2024 related to this agreement.
7. Stock-Based Plans
2024 Equity Incentive Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on the execution of the underwriting agreement related to the IPO. Under the 2024 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, RSAs, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2024 Plan is a successor to the 2019 Equity Incentive Plan, which was adopted by the Board of Directors in March 2019 (as amended, the “2019 Plan”). A total of 2,000,000 shares of common stock were approved to be initially reserved for issuance under the 2024 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2024 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2025 and continuing through and including January 1, 2034, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. No future issuances were made under the 2019 Plan upon the effectiveness of the 2024 Plan.

As of March 31, 2025 and December 31, 2024, the total number of shares authorized to be issued under the 2024 Plan was 3,349,328 and 2,000,000, respectively. As of March 31, 2025 and December 31, 2024, there were 516,137 and 198 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan.

2025 Inducement Plan

On February 6, 2025, the Board adopted the 2025 Inducement Plan (the “Inducement Plan”), pursuant to which it reserved 500,000 shares of common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, RSUs, restricted stock awards, and performance awards. As of March 31, 2025, no awards have been granted under the Inducement Plan.

Employee Stock Purchase Plan

As of March 31, 2025, the Company had not opened the Employee Stock Purchase Plan for enrollment, and therefore there were no purchases or share issuances during this period.
Stock Options
The options have a 10-year life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service. Once the options are exercised, the shares are subject to transfer restrictions under the terms of the Company’s amended and restated certificate of incorporation.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 for awards subject only to service-based vesting conditions were $3.09 and $11.74 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	Three months ended March 31,
	2025	2024
Exercise price	$4.08	$15.32
Fair value of common stock	$4.08	$15.32
Expected term (in years)	6.0	6.0
Volatility	88.7%	91.0%
Risk-free rate	4.2%	4.0%
Dividend yield	—%	—%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, December 31, 2024	4,515	$7.88	8.3	$2,109
Granted	848	4.08
Exercised	(85)	2.32		—
Forfeited and cancelled	(62)	6.57
Outstanding, March 31, 2025	5,216	$7.37	8.5	$390
Exercisable at March 31, 2025	1,785	$5.95	7.3	$390
As of March 31, 2025, there was approximately $20.6 million of unrecognized stock-based compensation expense related to these service-based unvested stock options which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
The table below summarizes activity related to restricted stock units (“RSUs”) subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2024	54	$14.88
Granted	—	—
Vested	—	—
Forfeited and cancelled	—	—
Outstanding, March 31, 2025	54	$14.88

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of March 31, 2025, the total unrecognized compensation related to unvested RSUs granted was $0.4 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 0.9 years.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue any Performance Awards during the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2024, clinical milestones were met which resulted in the vesting of 194,835 Performance Awards and the recognition of $0.9 million of stock-based compensation expense. During the three months ended March 31, 2025, there were 157,367 Performance Awards that were forfeited. As of March 31, 2025, there are 435,381 Performance Awards vested and outstanding, and no Performance Awards remain unvested. The Performance Awards have a contractual term of ten years. There is no unrecognized stock-based compensation expense related to Performance Awards.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$982	$924
General and administrative	986	1,255
Total stock-based compensation expense	$1,968	$2,179
8. Loss Per Share
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
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	March 31,
	2025	2024
Common Stock Warrants	170	36
Restricted Stock Units and Award	54	62
Stock options issued and outstanding	5,651	4,498
Total	5,875	4,596
9. Income Taxes
There is no provision for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of March 31, 2025 and December 31, 2024.
10. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock

Upon closing of the IPO in February 2024, all of the outstanding convertible preferred stock automatically converted into 13,664,261 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
Preferred Stock
Series A Preferred Stock Warrants
In May 2021, in connection with the closing of the Series A Preferred Stock Agreement, the Company issued warrants to the lead Series A investor to purchase an aggregate of 465,917 shares of Series A Preferred Stock (“Series A Preferred Stock Warrants”) at a price of $4.6996 per share. By their terms, the Series A Preferred Stock Warrants expired in February 2024 in connection with the IPO. The Series A Preferred Stock Warrants were exercised and net settled for shares of the Company’s common stock, which resulted in the issuance of 72,631 shares of common stock. The Company remeasured the fair value of the Series A Preferred Stock Warrants immediately prior to their exercise, resulting in an insignificant change in fair value during the three months ended March 31, 2024. The resulting warrant liability was then extinguished upon the net exercise.

K2 Warrant
In December 2022, in connection with the closing of the Original Loan Agreement, the Company issued a warrant to the Lender to purchase a number of shares of the Company’s Series B convertible preferred stock, or at Lender’s election, next round stock (“K2 Warrant”). The number of shares of convertible preferred stock issuable upon exercise of the warrant was equal to (a) (i) 0.0375, multiplied by (ii) the aggregate principal amount of term loans actually funded under the Original Loan Agreement, divided by (b) the warrant price then in effect. Following the conversion of all outstanding convertible preferred stock to common stock upon the completion of the IPO in February 2024, the K2 Warrant became a warrant to purchase up to an aggregate of 35,773 shares of the Company’s common stock at an exercise price of $10.49 per share (referred to in Note 4 as the Original Warrant). The K2 Warrant was remeasured to fair value immediately prior to the conversion to a common stock warrant, and a change in fair value of $0.2 million was recognized during the three months ended March 31, 2024. The Company determined that the K2 Warrant is equity-classified, and therefore the resulting warrant liability was reclassified to permanent equity, and is not subject to future remeasurement.

On January 13, 2025, in connection with the Amended Loan Agreement (see Note 4 for additional information), the K2 Warrant was amended and restated (referred to in Note 4 as the Amended and Restated Warrant) to reduce the exercise price from $10.49 per share to $3.71 per share (referred to in Note 4 as the Exercise Price). Further, in connection with the Amendment, the Company issued an additional warrant (referred to in Note 4 as the New Warrant and, together with the Amended and Restated Warrant, the Warrants) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035. The New Warrant is classified as equity as it meets all the conditions under GAAP for equity classification, and is therefore not subject to ongoing remeasurement. The Company reassesses whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

As of March 31, 2025 the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company is conditionally obligated to issue a fixed number of additional shares in connection with the New Warrant (“Additional Warrants”) in the potential amount of 370,400 shares upon the funding of additional amounts under the Term Loan with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable Additional Warrants derivative liability had a de minimis value at the time of issuance and as of March 31, 2025. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that additional amounts under the Term Loan will be funded which would trigger the issuance of the Additional Warrants.

Common Stock and Authorized Shares
As of both March 31, 2025 and December 31, 2024, the Company had 500,000,000 authorized shares of common stock with a par value of $0.0001 per share, of which 27,072,129 and 26,986,560 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of March 31, 2025, no shares of preferred stock were issued or outstanding.
As of March 31, 2025 and December 31, 2024, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	March 31, 2025	December 31, 2024
K2 Warrants	170	36
Stock options issued and outstanding	5,651	5,108
Stock options available for future grant	516	—
Total	6,337	5,144

11. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. The Company has no significant pending or threatened litigation as of March 31, 2025.
In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Segments
As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Asset information is not used by the Company’s President and Chief Executive Officer, its chief operating decision maker (“CODM”) to allocate resources. Certain significant segment expenses below loss from operations are presented in the Company’s consolidated statements of operations and are therefore not presented below. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s condensed consolidated statements of operations, are presented below:

	Three months ended March 31,
	2025	2024
Personnel expenses excluding stock-based compensation	$5,783	$4,400
Stock-based compensation	1,968	2,179
Direct external program expenses:
ALTO-100	1,124	2,207
ALTO-300	922	1,116
ALTO-101	969	406
ALTO-203	737	620
Other research and development (a)	1,129	1,250
General and administrative (b)	3,044	2,208
Loss from operations	$15,676	$14,386

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the SEC on March 20, 2025.

As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to those identified below and those set forth under “Item 1A. Risk Factors” in our Annual Report, under “Item 1A. Risk Factors” in this Quarterly Report, or in our other reports filed with the SEC.
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

Our pipeline of clinical-stage product candidates is depicted below:

Our Product Candidates

ALTO-100

We are currently evaluating ALTO-100 in a Phase 2b trial in patients with BPD in which patients are assigned to take ALTO-100 as adjunctive treatment to a stable dose of a background mood stabilizing treatment over a six-week treatment period. BPD is associated with memory, cognitive, and neuroplasticity abnormalities at similar or greater rates than seen in MDD. Much like MDD, poor memory and cognition patients typically experience greater treatment resistance and disability, with overall worse outcomes. Moreover, the only currently approved therapies are antipsychotics. We believe the pro-neuroplasticity mechanism of ALTO-100 has the potential to address the high unmet need in this important patient population. Enrollment in this trial is ongoing, with a target of approximately 200 patients, and we expect to report topline data from the study in the second half of 2026.

In the fourth quarter of 2024, we completed the Phase 2b trial evaluating ALTO-100 as a treatment for MDD. The clinically meaningful signal in the adjunctive subgroup and the evidence of biomarker enrichment in the compliant subset of patients, supports the ongoing Phase 2b trial of ALTO-100 as an adjunctive treatment in BPD.

ALTO-300

ALTO-300, also known as agomelatine, is an oral, small molecule designed to act as a melatonin agonist and 5-HT2C antagonist, and is being developed at 25mg as an adjunctive treatment in the United States for patients with MDD, characterized by an EEG biomarker. Agomelatine is an approved antidepressant medication in Europe and Australia, at both 25mg and 50mg, but has not been approved in the United States. In comparison to the 50mg dose of agomelatine, the 25mg dose has been shown to have equivalent antidepressant efficacy and has not been associated with reversible, low liver enzyme elevations observed with the 50mg dose.

We are currently evaluating ALTO-300 in a double-blind, placebo-controlled, randomized Phase 2b clinical trial in patients with MDD characterized by an EEG biomarker signature. We expect to enroll approximately 200 biomarker positive patients in the final analysis sample, which is therefore expected to result in approximately 320 patients enrolled in the study in total (inclusive of biomarker negative patients and patients not included in the final analysis sample as a result of the completed blinded site and patient case review). Patients are randomized to receive either 25mg of ALTO-300 once daily before bedtime, or QHS, or placebo in addition to a background antidepressant, to which they have had inadequate response, over a six-week treatment period. Patients are then enrolled into an eight-week open-label extension in which they receive 25mg QHS of ALTO-300. We selected the 25mg dose of ALTO-300 to optimize clinical efficacy while balancing safety and tolerability. The primary endpoint in the trial is the change in MADRS score from baseline to week six in the EEG biomarker positive group. We expect to report topline data from this trial in mid-2026.

In February 2025, we announced a favorable outcome from the planned interim analysis for the Phase 2b trial of ALTO-300 as an adjunctive treatment for patients with MDD. The interim analysis resulted in a recommendation to continue the study and increase the biomarker positive sample, which we believe will improve the overall probability of success of this trial. Prior to the interim analysis, a blinded committee conducted an in-depth site and patient eligibility review that resulted in the prospective exclusion of sites and patients from the analysis population. Following the eligibility review, the biomarker positive population in the interim analysis consisted of 87 patients.

ALTO-203

We are currently evaluating ALTO-203 for the treatment of patients with MDD associated with increased levels of anhedonia. We are running a Phase 2 proof-of-concept, or POC, trial which consists of two sequential double-blind, placebo-controlled treatment periods with two dose levels of ALTO-203 as a monotherapy. In the first period, patients receive a single-dose of ALTO-203 or placebo, and the outcome measures are designed to evaluate pharmacodynamic effects. An acute change in positive emotion will be assessed by the alertness and mood components of the Bond-Lader Visual Analog Scale (BL-VAS), an established scale of subjective emotion also used in a prior Phase 1 trial of ALTO-203. We will also be evaluating pharmacodynamic effects on EEG and cognitive measures to characterize the profile of ALTO-203 to guide next steps in development. In the second period, patients receive ALTO-203 or placebo once daily over a 28-day treatment period to evaluate the clinical activity and safety of ALTO-203. The study is powered based on the outcomes being evaluated in the first period. The clinical outcomes, e.g., MADRS, are not powered to detect statistical significance. We have completed enrollment with 69 patients in the study and expect to report topline data in the second quarter of 2025.

ALTO-101

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

ALTO-202

We plan to develop ALTO-202, an investigational orally bioavailable antagonist of the GluN2B subunit of the N-methyl-D-aspartate, or NMDA receptor, for the treatment of patients with MDD. We are currently in the process of planning the next phase of clinical development for ALTO-202.
Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our initial public offering, or IPO, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $15.2 million and $13.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $153.6 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
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
As of March 31, 2025, we had cash, cash equivalents and restricted cash of $161.3 million. In February 2024, we raised net proceeds of approximately $133.0 million through our IPO. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. See “—Liquidity and Capital Resources.”
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
We also expect to incur significant manufacturing costs as our contract manufacturing organizations, or CMOs, develop scaled commercial manufacturing processes. However, we do not believe that it is possible at this time to accurately project expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
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
Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on borrowings under our loan and security agreement, loss on debt extinguishment, and non-cash changes in the fair value of our Convertible Grant Agreement with Wellcome (See “— Liquidity and Capital Resources”) and our preferred stock warrant liability. During the three months ended March 31, 2024, in connection with the IPO, the Series A Preferred Stock Warrants were net exercised and settled in common stock and the K2 Warrant was converted into a common stock warrant (see Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report); as a result, both of these warrants are treated as equity instruments prospectively. Therefore, there will be no incremental changes to the fair value of the warrants in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024

Operating expenses:
Research and development	$9,974	$9,952
General and administrative	5,702	4,434
Total operating expenses	15,676	14,386
Loss from operations	(15,676)	(14,386)
Other income (expense):
Interest income	1,827	1,558
Interest expense	(598)	(346)
Loss on debt extinguishment	(681)	—
Other, net	(41)	(243)
Total other income, net	507	969
Net loss	$(15,169)	$(13,417)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024

Direct external program expenses:
ALTO-100	$1,124	$2,207
ALTO-300	922	1,116
ALTO-101	969	406
ALTO-203	737	620
Other clinical development	300	403
Licenses	5	24
Internal and unallocated expenses:
Personnel-related costs	5,093	4,353
Other unallocated expenses	824	823
Total research and development expenses	$9,974	$9,952

Research and development expenses were $10.0 million for the three months ended March 31, 2025, compared to $10.0 million for the three months ended March 31, 2024. Current period activity varied from prior year activity as follows:

•a decrease of approximately $1.1 million related to ALTO-100 primarily driven by the completion of the Phase 2b trial in MDD, which was completed in the fourth quarter of 2024;

•a decrease of approximately $0.2 million related to ALTO-300 primarily driven by patient enrollment timing in the ongoing Phase 2b trial in MDD, which was partially offset by;

◦an increase of $0.7 million related to the progress of our ongoing POC clinical trials for ALTO-203 and ALTO-101, and

◦an increase of approximately $0.7 million in salary and personnel related costs, which includes $0.1 million of non-cash stock-based compensation.
General and Administrative Expenses
General and administrative expenses were $5.7 million for the three months ended March 31, 2025, compared to $4.4 million for the three months ended March 31, 2024. The increase of $1.3 million was primarily due to the following:

•an increase of approximately $0.4 million in salary and personnel-related costs, which includes an increase in payroll and benefits of $0.7 million, partially offset by a decrease of $0.3 million of non-cash stock-based compensation; and

•an increase of approximately $0.8 million in professional fees and other expenses related to being a publicly traded company.
Other Income (Expense)
Other income, net decreased $0.5 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to the loss recognized on extinguishment of our debt facility of $0.7 million during the three months ended March 31, 2025.
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
As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $161.3 million and $168.7 million, respectively.
Amended Loan and Security Agreement
In December 2022, we entered into a Loan and Security Agreement, or the Original Loan Agreement, with K2 HealthVentures LLC as a lender, the other lenders party thereto (collectively, the Lenders), K2 HealthVentures LLC, or the Administrative Agent, and Ankura Trust Company, LLC, as collateral agent for the Lender. In January 2025, we entered into an amendment to the Original Loan Agreement (the Amendment, and the Original Loan Agreement as amended thereby, the Amended Loan Agreement) to, among other things, extend the maturity date of the facility and increase the maximum available amount of term loans. The Amended Loan Agreement provides for term loans, which we refer to collectively as the Term Loan, in an aggregate principal amount of up to $75.0 million consisting of:
•a first tranche term loan of $20.0 million;
•second tranche term loans of up to $30.0 million in the aggregate available at our request until December 15, 2025, subject to certain time-based, clinical milestones; and

•third tranche term loans of up to $25.0 million in the aggregate available at our request subject to the Lender’s approval.

We drew $20.0 million upon entry into the Amendment (approximately $10.0 million of which was used to refinance obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment). A portion of the second tranche term loans is tied to the timing of data from our Phase 2b study of ALTO-300; based on expected timing of top line data for this study, we anticipate that $20.0 million of the second tranche term loans will expire without being drawn.

As of December 31, 2024, we had an outstanding principal balance of $10.0 million under the Original Loan Agreement. As of the date of the Amendment, and as of March 31, 2025, we had an outstanding principal balance of $20.0 million under the Amended Loan Agreement.

The Amended Loan Agreement has a Term Loan maturity date of January 1, 2029, or the Amended Term Loan Maturity Date. The Amended Loan Agreement provides for an interest only period until January 1, 2027, which shall automatically be extended to January 1, 2028, upon, but subject to, funding of at least $20.0 million of the second tranche term loans, following which the Term Loan shall be repaid in equal monthly payments through the Amended Term Loan Maturity Date.

The Term Loan bears interest at (i) a variable per annum cash pay rate equal to the Prime Rate plus 1.45% (subject to a floor of 8.45% per annum) and (ii) a fixed per annum paid-in-kind rate equal to 1.0%. Interest is due and payable monthly in arrears. Upon final payment or prepayment of the Term Loan, the Company is required to pay a final payment equal to 5.95% of the amount borrowed.

We were obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. We are also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Our obligation under the Original Loan Agreement to pay the Lender a one-time fee of $0.6 million, or the Original Exit Fee, remains outstanding. We are also obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder, or the Amended Exit Fee, upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan.

We have the option to prepay all, but not less than all, of the Term Loan prior to the Amended Term Loan Maturity Date, which would require that we pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance and the funding date of the individual tranches thereunder. As to each such tranche under the Term Loan, such fee shall be equal to 3% if the payment occurs on or before 24 months after the funding date of such tranche, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the funding date of such tranche, or 1% if the prepayment occurs more than 36 months after the funding date of such tranche. No prepayment penalty fee is required if the applicable tranche is prepaid within six months prior to the Amended Term Loan Maturity Date or refinanced with the Lender.

Following an initial period with no financial covenants, beginning January 1, 2026, we must maintain, at all times, a cash runway of at least five months, provided that this covenant will be waived during any period in which our market capitalization exceeds $700.0 million. The Term Loan is secured by substantially all of our assets, excluding intellectual property.
Additionally, under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amendment) into shares of our common stock.
Convertible Grant Agreement
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches, $1.3 million of which was funded upon the execution of the Convertible Grant Agreement, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein which may or may not be achieved. As of January 2025, we achieved a milestone under the

Convertible Grant Agreement giving us the right to draw down a total of $3.8 million which represents the milestone and the remaining portion of the initiation payment.

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

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024

Net cash used in operating activities	$(16,556)	$(10,983)
Net cash used in investing activities	(24)	(224)
Net cash provided by financing activities	9,127	134,559
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,475)	$123,347
Operating activities
Net cash used in operating activities was $16.6 million for the three months ended March 31, 2025, as compared to $11.0 million for the three months ended March 31, 2024. The increase in cash used was primarily the result of the timing of bonus payments and the increase in net loss of $1.8 million, primarily attributable to our increased spending on operational activities. The increase in cash used in operating activities was offset by recognition of a non-cash loss on debt extinguishment related to the Amended Loan Agreement.
Investing activities
Net cash used in investing activities consisted of purchases of property and equipment which were not material for the respective reporting periods.

Financing activities
Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2025, primarily related to borrowings under our Amended Loan Agreement, offset by the repayment of our original loan and related refinancing obligations and lender fees.
Net cash provided by financing activities was $134.6 million for the three months ended March 31, 2024, primarily related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $2.9 million of other offering expenses paid during the three months ended March 31, 2024.
Future Funding Requirements
We believe that our existing cash and cash equivalents of $160.8 million, together with anticipated proceeds under our Convertible Grant Agreement with Wellcome Trust, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of March 31, 2025 consist primarily of obligations under both our Amended Loan Agreement (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and our lease commitment of $7.1 million for our headquarters office space located in Mountain View, California with an initial lease term of 65 months that terminates in March 2030. If the Company elects to terminate the lease after the third lease year, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.
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

License Agreement with Stanford University

In December 2019, we entered into an exclusive license agreement with equity, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, which was subsequently amended in May 2020 and December 2023. Under the terms of the Stanford Agreement, we obtained a worldwide, royalty-bearing license, with the right to sublicense during the exclusive term only, under certain patent rights in five patent families relating to brain stimulation, electroencephalogram and functional MRI that we could use to guide treatment of psychiatry patients, or the Stanford Licensed Patents, and under certain technology relating to the inventions covered by the Stanford Licensed Patents, or the Stanford Licensed Technology, to make, have made, use, import, offer for sale and sell licensed products for use in any indication. For a detailed description of the financial terms of the Stanford Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Stanford Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report.

License Agreement with Sanofi

In May 2021, we entered into a license agreement, or the Sanofi Agreement, with Sanofi, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how of Sanofi relating to a PDE4 inhibitor compound, now known as ALTO-101, to use, have used, develop, have developed, manufacture, have manufactured, commercialize, have commercialized or otherwise exploit ALTO-101 and products incorporating ALTO-101, or the Sanofi Licensed Products, for all human therapeutic, prophylactic and diagnostic uses. We also obtained a non-exclusive, worldwide license to use certain other specified know-how licensed to Sanofi by a specified third party to exploit Sanofi Licensed Products solely with respect to Parkinson’s disease. For a detailed description of the financial terms of the Sanofi Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Sanofi Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report.

License Agreement with Cerecor

In May 2021, we entered into a patent and know-how license agreement, or the Cerecor Agreement, with Cerecor Inc. (n/k/a Avalo Therapeutics, Inc.), or Cerecor, pursuant to which we obtained an exclusive worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights and know-how owned or controlled by Cerecor relating to an NR2B inhibitor compound now known as ALTO-202, including certain rights licensed to Cerecor by Essex Chemie AG, or Merck, to research, develop, make, have made, use, import, offer for sale and sell ALTO-202 and products incorporating ALTO-202, or Cerecor Licensed Products, for the prevention, diagnosis and/or treatment of all diseases in humans. For a detailed description of the financial terms of the Cerecor Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Cerecor Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report.

Teva Asset Purchase Agreement

In October 2021, we entered into an asset purchase agreement, or the Teva Agreement, with Teva Pharmaceutical Industries, Ltd. and its affiliate Cephalon, Inc., or together Teva, pursuant to which we acquired patents, know-how and other rights to ALTO-203 and a specified related compound, or Teva Acquired Compounds, and we assumed all post-acquisition liabilities related thereto. In April 2024, we achieved a clinical milestone under the Teva Agreement related to the initiation of our Phase 2 POC trial evaluating ALTO-203 and paid Teva $0.5 million in cash during the year ended December 31, 2024. For a detailed description of the financial terms of the Teva Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Teva Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report.

Palisade Asset Purchase Agreement

In October 2021, we entered into an asset transfer agreement, or the Palisade Agreement, with Palisade Bio, Inc., or Palisade, pursuant to which we acquired all patent, know-how and other rights to ALTO-100. Palisade also transferred and assigned to us all right, title, and interest in, to, and under that certain exclusive license agreement, or the Dow Agreement, between Dow Agrosciences LLC, or Dow, and Palisade (f/k/a Neuralstem, Inc.), dated as of December 1, 2016, pursuant to which we licensed patent rights covering an intermediate compound in the manufacturing process for ALTO-100. For a detailed description of the financial terms of the Palisade Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the Palisade Agreement and the related License Agreement with Dow Agrosciences LLC, see the section titled “Business— License and Other Agreements” in our Annual Report.

License Agreement with MedRx

In September 2023, we entered into a joint development and license agreement, or the MedRx Agreement, with MedRx Co., Ltd., or MedRx, pursuant to which we obtained an exclusive, sublicensable, worldwide license, with the right to sublicense, under certain patent rights and know-how of MedRx relating to transdermal drug delivery to develop (excluding any pre-clinical development), manufacture, and commercialize transdermally delivered pharmaceutical products comprising MedRx’s transdermal patch technology and our ALTO-101, or MedRx Licensed Product, for all therapeutic, prophylactic, and diagnostic uses. We granted MedRx an exclusive, sublicensable, worldwide license under certain patent rights and know-how relating to ALTO-101 owned or controlled by us, including certain patents and know how licensed to us pursuant to the Sanofi Agreement, solely to conduct pre-clinical development and manufacturing of the MedRx Licensed Products for us in accordance with the MedRx Agreement and a separate manufacturing and supply agreement to be entered into between us and MedRx. In April 2024 we achieved a milestone under the MedRx Agreement and paid MedRx $0.75 million in cash and issued 46,875 shares of our common stock, recognizing expense of $1.5 million during the year ended December 31, 2024. For a detailed description of the financial terms of the MedRx Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on the terms of the MedRx Agreement, see the section titled “Business— License and Other Agreements” in our Annual Report.

Other than as described above, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of March 31, 2025.
Critical Accounting Policies and Significant Judgments and Estimates
There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2024 filed with the SEC on March 20, 2025.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in the JOBS Act, and we may remain an emerging growth company for up to five years following the completion of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in our Annual Report, we provided only two years of audited financial statements and did not include all of the executive compensation-related information that would be required if we were not an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
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
We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors.

In addition to the risks described in our Annual Report, you should carefully consider the other information set forth in this Quarterly Report and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report.
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

The aggregate net proceeds from the IPO, after underwriting discounts and commissions, and other offering expenses of $4.6 million, were $133.0 million. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC on February 5, 2024.

Issuer Purchases of Equity Securities

None
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Amended and Restated Warrant to Purchase Stock, dated January 13, 2025, issued to K2 HealthVentures Equity Trust LLC	8-K	001-41944	4.1	1/16/2025

4.2	Warrant to Purchase Stock, dated January 13, 2025, issued to K2 HealthVentures Equity Trust LLC	8-K	001-41944	4.2	1/16/2025

10.1†	First Amendment to Loan and Security Agreement, by and among the Registrant, K2 HealthVentures LLC, as lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral trustee for the Lender, dated as of January 13, 2025	8-K	001-41944	10.1	1/16/2025

10.2	Sales Agreement, dated as of February 3, 2025, by and between the Company and Leerink Partners LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on February 3, 2025).	S-3	333-284667	1.2	2/3/2025

10.3+	2025 Inducement Plan	10-K	001-41944	10.6	3/20/2025

10.4+	Form of Option Grant Notice and Agreement, and Exercise Notice under the 2025 Inducement Plan	10-K	001-41944	10.7	3/20/2025

10.5+	Non-Employee Director Compensation Policy	10-K	001-41944	10.9	3/20/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).	X

+    Indicates management contract or compensatory plan.

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

ALTO NEUROSCIENCE, INC.

Date:	May 14, 2025	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	May 14, 2025	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer