Form 10-Q
period 2025-06-30
Alto Neuroscience, Inc.
filed 2025-08-13
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of August 8, 2025 was 27,076,629.

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

•the anticipated impact of global economic uncertainty, financial market conditions and geopolitical events, including the conflict between Ukraine and Russia, the regional conflict in the Middle East, geopolitical tensions in China, high levels of inflation, fluctuating interest rates, and tariffs on our business, results of operations, and financial condition;

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

You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report, under “Item 1A. Risk Factors” in this Quarterly Report, and in our other reports filed with the Securities and Exchange Commission, or SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in such statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$147,585	$168,229
Prepaid expenses and other current assets	2,261	1,108
Total current assets	149,846	169,337
Restricted cash	500	500
Property and equipment, net	2,308	2,666
Operating right-of-use asset	4,653	5,035
Other assets	570	4
Total assets	$157,877	$177,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,671	$1,579
Accrued expenses and other current liabilities	6,458	8,429
Total current liabilities	8,129	10,008
Term loan, non-current	20,122	10,254
Convertible Grant Agreement	2,000	1,304
Lease liability, long-term	4,214	4,516
Total liabilities	34,465	26,082
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock (par value $0.0001), 500,000 shares authorized; 27,072 and 26,987 shares issued and outstanding as of June 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	294,649	289,954
Accumulated deficit	(171,271)	(138,396)
Accumulated other comprehensive income (loss)	31	(101)
Total stockholders’ equity	123,412	151,460
Total liabilities and stockholders’ equity	$157,877	$177,542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$13,124	$13,184	$23,098	$23,136
General and administrative	5,558	5,157	11,260	9,591
Total operating expenses	18,682	18,341	34,358	32,727
Loss from operations	(18,682)	(18,341)	(34,358)	(32,727)
Other income (expense):
Interest income	1,683	2,658	3,510	4,216
Interest expense	(646)	(347)	(1,244)	(693)
Loss on debt extinguishment	—	—	(681)	—
Other, net	(61)	—	(102)	(243)
Total other income, net	976	2,311	1,483	3,280
Net loss	$(17,706)	$(16,030)	$(32,875)	$(29,447)
Other comprehensive income (loss):
Change in fair value attributable to instrument specific credit risk	22	—	156	—
Foreign currency translation	(5)	(5)	(24)	(10)
Total other comprehensive income (loss)	17	(5)	132	(10)
Comprehensive loss	$(17,689)	$(16,035)	$(32,743)	$(29,457)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.60)	$(1.21)	$(1.32)
Weighted-average number of common shares outstanding, basic and diluted	27,072	26,913	27,061	22,312
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	69	—	10	—	—	10
Issuance of common stock for conversion of preferred stock	(29,919)	(141,477)	13,664	2	141,475	—	—	141,477
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering cost of $4,643	—	—	9,246	1	132,936	—	—	132,937
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	(13,417)	—	(13,417)
Balance at March 31, 2024	—	$—	26,884	$3	$283,567	$(90,382)	$(84)	$193,104
Exercise of common stock options	—	—	20	—	61	—	—	61
Issuance of common stock for MedRx Agreement	—	—	47	—	735	—	—	735
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	1,888	—	—	1,888
Settlement of initial public offering cost	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(16,030)	—	(16,030)
Balance at June 30, 2024	—	$—	26,951	$3	$286,274	$(106,412)	$(89)	$179,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2024	—	$—	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
Exercise of common stock options	—	—	85	—	198	—	—	198
Issuance of K2 warrants	—	—	—	—	524	—	—	524
Stock compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive income	—	—	—	—	—	—	115	115
Net loss	—	—	—	—	—	(15,169)	—	(15,169)
Balance at March 31, 2025	—	$—	27,072	$3	$292,644	$(153,565)	$14	$139,096
Other comprehensive income	—	—	—	—	—	—	17	17
Stock compensation expense	—	—	—	—	2,005	—	—	2,005
Net loss	—	—	—	—	—	(17,706)	—	(17,706)
Balance at June 30, 2025	—	$—	27,072	$3	$294,649	$(171,271)	$31	$123,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(32,875)	$(29,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,973	4,067
Depreciation and amortization	340	210
Non-cash interest expense related to term loan	362	196
Non-cash lease expense	382	126
Non-cash research and development license expense	—	735
Loss on disposal of assets	42	18
Change in other, net	124	243
Loss on extinguishment of debt	681	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,183)	(1,657)
Accounts payable	57	869
Accrued liabilities and other liabilities	(2,238)	1,963
Net cash used in operating activities	(30,335)	(22,677)
Cash Flows from Investing Activities:
Capital expenditures	(24)	(564)
Net cash used in investing activities	(24)	(564)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from initial public offering	—	137,579
Payments on issuance cost from initial public offering	—	(3,225)
Payments on issuance cost from registration statement	(556)	—
Proceeds from issuance of term loan, net	19,688	—
Repayment of former term loan	(10,213)	—
Payment of loan financing cost	(127)	—
Payments on issuance cost from Series C preferred stock financing	—	(100)
Proceeds from exercise of stock options	198	71
Proceeds from Convertible Grant Agreement	750	—
Net cash provided by financing activities	9,740	134,325
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(10)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,644)	111,074
Cash, cash equivalents and restricted cash at the beginning of the period	168,729	82,548
Cash, cash equivalents and restricted cash at the end of the period	$148,085	$193,622
Supplemental Disclosure of Non-cash Activities
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$141,477
Reclassification of preferred warrant liability to equity	$—	$1,595
Reclassification of deferred offering costs to equity	$—	$1,393
Issuance of warrants in connection with term loan agreement	$524	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$770	$499
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
Alto is a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from the Company’s scalable and proprietary Precision Psychiatry Platform, the Company aims to discover brain-based biomarkers to better identify which patients are more likely to respond to its novel product candidates. The Company’s current pipeline consists of seven clinical-stage assets addressing high-need therapeutic areas, focusing on major depressive disorder (“MDD”), bipolar depression (“BPD”), treatment resistant depression (“TRD”), and schizophrenia.

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied upon equity financings to fund its operations. At June 30, 2025, the Company had an accumulated deficit of approximately $171.3 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.
In February 2024, the Company completed its initial public offering (“IPO”) of its common stock. The Company issued and sold 9,246,000 shares of common stock at a public offering price of $16.00 per share, which included 1,206,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, and received net proceeds of $133.0 million after deducting underwriting discounts and commissions and other offering costs. Upon completion of the IPO, all outstanding shares of the Company’s outstanding preferred stock converted into an aggregate of 13,664,261 shares of common stock. In addition, the IPO resulted in the net exercise and conversion of all outstanding Series A Preferred Stock Warrants for an aggregate of 72,631 shares of common stock.

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
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025 and its results of operations and statements of equity for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2025 (the “Annual Report”).

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those discussed in Note 3 to the consolidated financial statements in the Annual Report.
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
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$1,325	$176
Other prepaid expenses and other current assets	936	932
Total prepaid expenses and other current assets	$2,261	$1,108

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$2,262	$2,306
Office equipment and furniture	453	448
Computer software and equipment	669	670
Leasehold improvements	246	246
Less: accumulated depreciation	(1,322)	(1,004)
Property and equipment, net	$2,308	$2,666
During the three and six months ended June 30, 2025, the Company recorded depreciation and amortization expense of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2024, the Company recorded depreciation and amortization expense of $0.1 million and $0.2 million, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll, vacation and employee-related expenses	$2,793	$4,951
Accrued research	1,785	1,625
Accrued interest, short term	150	78
Other accruals and current liabilities	757	905
Lease liability, short term	973	870
Total accrued expenses and other current liabilities	$6,458	$8,429
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

On January 13, 2025, the Company entered into an amendment to the Original Loan Agreement (the “Amendment” and the Original Loan Agreement as amended thereby, the “Amended Loan Agreement”) to, among other things, extend the Original Term Loan Maturity Date and increase the maximum available amount of term loans. The Amended Loan Agreement provides for term loans in an aggregate principal amount of up to $75.0 million, consisting of:

•a first tranche term loan of $20.0 million;

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Amended Loan Agreement has a Term Loan maturity date of January 1, 2029 (the “Amended Term Loan Maturity Date”). The Amended Loan Agreement provides for an interest only period until January 1, 2027, following which the Term Loan shall be repaid in equal monthly payments through the Amended Term Loan Maturity Date.

The Term Loan bears interest at (i) a variable per annum cash pay rate equal to the Prime Rate plus 1.45% (subject to a floor of 8.45% per annum) and (ii) a fixed per annum paid-in-kind rate equal to 1.0%. Interest is due and payable monthly in arrears. Upon final payment or prepayment of the Term Loan, the Company is required to pay a final payment equal to 5.95% of the amount borrowed.

The Amended Loan Agreement was accounted for as a debt extinguishment, as the new loan was considered substantially different from the original loan. The Company recognized debt issuance costs and discount upon issuance of $2.0 million within Term Loan, non-current on its condensed consolidated balance sheet and recorded a loss on debt extinguishment of $0.7 million, which was recorded within loss on debt extinguishment in its condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025.

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

The Company was obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. The Company is also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Under the terms of the Amended Loan Agreement, the Company is obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder (the “Amended Exit Fee”) upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. As of June 30, 2025, the amount owed under the Amended Exit Fee is equal to $1.2 million. The Original Exit Fee and the Amended Exit Fee have been fully accrued and recorded as debt discount as of the closing date of the Amendment and will be accreted using the effective interest method within interest expense in the consolidated statement of operations and comprehensive loss.

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

Warrants

In connection with the Original Loan Agreement, the Company issued to the Lender a warrant (the “Original Warrant”), which Original Warrant is exercisable for 35,773 shares of the Company’s common stock and expires on December 15, 2032. In connection with the Amendment, the Original Warrant was amended and restated (the “Amended and Restated Warrant”) to reduce the exercise price from $10.49 to $3.71 per share (the “Exercise Price”). The incremental value associated with this modification was immaterial, and was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital during the six months ended June 30, 2025. Further, in connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035.

As of June 30, 2025 the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase. The Company determined the estimated fair value of the New Warrant at the date of issuance to be $0.5 million, which was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital. As of the date of the issuance, significant assumptions include an expected life of 10 years, a risk-free rate of 4.79% and an expected volatility of 89.47%. See Note 10 for additional information regarding the New Warrant.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Interest Expense and future repayments
The Company recorded interest expense at a weighted average rate of 12.96% related to the Loan Agreement for both the three and six months ended June 30, 2025. The Company recorded interest expense at a weighted average rate of 10.70% related to the Loan Agreement for both the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025, the Company recorded interest expense of $0.6 million and $1.2 million, respectively. During the three and six months ended June 30, 2024, the Company recorded interest expense of $0.4 million and $0.7 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of June 30, 2025 are as follows (in thousands):

2025 (remainder of year)	$—
2026	—
2027	9,117
2028	9,977
2029	906
Total principal payments	20,000
Exit Fee	1,815
Deferred interest	94
Total principal payments and Exit Fee	21,909
Less: unamortized debt discount	(1,787)
Term loan, non-current	$20,122
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of June 30, 2025, the Company has drawn down the entirety of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest will accrue at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future principal debt payments of the Convertible Grant Agreement funded as of June 30, 2025 are as follows (in thousands):

2025 (remainder of year)	$—
2026	—
2027	—
2028	—
2029	2,000
Term loan, non-current	$2,000

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

The Company determined the initial fair value of the Convertible Grant Agreement using a probability-weighted income approach and recorded the loan at the fair value of the initial draw down of $1.3 million during 2024 and the second draw down of $0.8 million during the three months ended June 30, 2025 in the condensed consolidated balance sheet at their respective issuance dates. The Company remeasured the fair value of the Convertible Grant Agreement as of June 30, 2025 to be $2.0 million using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 19.30% and adjusted for the probability of various repayment scenarios.

The following table reconciles the change in fair value of the Convertible Grant Agreement during the six months ended June 30, 2025 (in thousands):

Beginning fair value balance as of December 31, 2024	$1,304
Issuance of new tranches	750
Principal payments	—
Changes in fair value reported in statements of operations	102
Changes in fair value reported in other comprehensive loss	(156)
Ending fair value balance as of June 30, 2025	$2,000

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$147,361	$147,361	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$147,861	$147,861	$—	$—
Liabilities:
Convertible Grant Agreement	$2,000	$—	$—	$2,000
Total liabilities	$2,000	$—	$—	$2,000

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$168,136	$168,136	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$168,636	$168,636	$—	$—
Liabilities:
Convertible Grant Agreement	$1,304	$—	$—	$1,304
Total liabilities	$1,304	$—	$—	$1,304

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Asset Purchase and License Agreements

From time to time, the Company enters into asset purchase and license agreements with third parties. For a detailed description of the significant agreements with certain financial commitments to which the Company is a party, see Note 10 to the audited consolidated financial statements included in the Company’s Annual Report. As of June 30, 2025, the Company was a party to the following significant agreements pursuant to which payments were made during the three and six months ended June 30, 2024 and 2025:
Teva Asset Purchase Agreement
Effective October 4, 2021, the Company entered into an agreement with Teva Pharmaceutical Industries, Ltd to acquire patents, know-how and other rights to ALTO-203 and a specified related compound (the “Teva Acquired Compound”), and assumed all post-acquisition liabilities related thereto. In April 2024, the Company achieved a clinical milestone related to the initiation of its Phase 2 proof-of-concept (“POC”) clinical trial evaluating ALTO-203 resulting in a cash payment of $0.5 million which was recorded in research and development expenses during the three and six months ended June 30, 2024. Except for the foregoing $0.5 million milestone payment, no additional milestones or royalties were paid or accrued during the three and six months ended June 30, 2025 or 2024 related to this agreement. For a detailed description of the financial terms of the Teva asset purchase agreement, see Note 10 to the audited consolidated financial statements included in the Annual Report.

MedRx License Agreement
On September 25, 2023, the Company entered into a joint development and license agreement (the “MedRx Agreement”) with MedRx Co., Ltd. (“MedRx”), pursuant to which the Company obtained an exclusive, sublicensable, worldwide license, with the right to sublicense, under certain patent rights and know-how of MedRx relating to transdermal drug delivery to develop (excluding any pre-clinical development), manufacture, and commercialize transdermally delivered pharmaceutical products comprising MedRx’s transdermal patch technology and the Company’s ALTO-101 (the “MedRx Licensed Products”) for all therapeutic, prophylactic, and diagnostic uses. The Company granted MedRx an exclusive, sublicensable, worldwide license under certain patent rights and know-how relating to ALTO-101 owned or controlled by the Company, including certain patents and know how licensed to the Company pursuant to the Sanofi Agreement, solely to conduct pre-clinical development and manufacturing of the MedRx Licensed Products for the Company in accordance with the MedRx Agreement and a separate manufacturing and supply agreement to be entered into between the Company and MedRx. In April 2024, the Company achieved the desired pharmacokinetic profile for ALTO-101 in a Phase 1 trial resulting in a milestone payment to MedRx comprising $0.8 million, paid in cash, as well as 46,875 shares of the Company’s common stock. The Company recognized $1.5 million of expense related to this milestone, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024. Except for the $1.5 million milestone discussed above, no additional milestones or royalties were paid or accrued during the three and six months ended June 30, 2025 or 2024 related to this agreement. For a detailed description of the financial terms of the MedRx Agreement, see Note 10 to the audited consolidated financial statements included in the Annual Report.

Chase Asset Purchase Agreement
On May 31, 2025 (the “Chase Closing Date”), the Company entered into an Asset Purchase Agreement (“Chase Agreement”) with Chase Therapeutics Corporation (“Chase”) to acquire all patent, know-how and other rights to ALTO-207, ALTO-208, and certain related assets (the “Acquired Compounds”).

On the Chase Closing Date, the Company made an initial payment of $1.8 million in cash and reimbursed Chase $1.2 million to offset certain expenses incurred by the Seller in connection with the Chase Agreement, which are recorded in Research and development in the consolidated statement of operations. The Company is obligated to pay Chase up to an aggregate of $71.5 million after the Chase Closing Date (the “Chase Milestone Payments”) upon the achievement of certain clinical, regulatory, and sales milestones related to the Acquired Compounds (the “Chase Milestone Events”). Of the potential Milestone Payments, $41.0 million in aggregate are tied to commercial success of the product candidates. Other than with respect to the first Chase Milestone Event, Chase may elect to receive the Chase Milestone Payments for each Chase Milestone Event either as cash or as restricted shares of the Company’s common stock, subject to an overall limitation of a maximum of 5,387,353 shares of common stock that may be issued pursuant to the Chase Agreement (representing 19.9% of the outstanding shares of the common stock as of the Chase Closing Date). No milestones or royalties were paid or accrued during the three and six months ended June 30, 2025 related to this agreement.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

The number of shares of common stock issuable for a Chase Milestone Payment paid in restricted shares of common stock, will be determined by dividing the Chase Milestone Payment by the applicable Company Stock Price (as defined below), rounded down to the nearest share. The Company Stock Price is defined as the five-day volume-weighted average price per share of common stock as reported by Bloomberg and calculated during regular trading hours over the five consecutive trading day period ending on: (a) with respect to a Chase Milestone Payment pursuant to Chase’s election to receive a Chase Milestone Payment as common stock, the first trading day immediately following an Achievement Notice (as defined in the Chase Agreement); and (b) with respect a Deadline Milestone Payment (as defined below), the first trading day immediately following the applicable anniversary of the Closing Date.

The Company must use commercially reasonable efforts to develop, seek Regulatory Approval (as defined in the Chase Agreement) for, and commercialize products containing or comprising the Acquired Compounds in the United States. If the Company fails to achieve certain Chase Milestone Events by an agreed date, the Company must either pre-pay a portion of the relevant Chase Milestone Payment associated with that Chase Milestone Event, (a “Deadline Milestone Payment”), which pre-payment obligation may be paid in restricted shares of Common Stock, or transfer the related Acquired Compound back to Chase, in the Company’s sole discretion.
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

As of June 30, 2025 and December 31, 2024, the total number of shares authorized to be issued under the 2024 Plan was 3,349,328 and 2,000,000, respectively. As of June 30, 2025 and December 31, 2024, there were 527,278 and 198 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan.

2025 Inducement Plan

On February 6, 2025, the Board adopted the 2025 Inducement Plan (the “Inducement Plan”), pursuant to which it reserved 500,000 shares of common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, and performance awards. As of June 30, 2025, no awards have been granted under the Inducement Plan.

Employee Stock Purchase Plan

As of June 30, 2025, the Company had not opened the Employee Stock Purchase Plan for enrollment, and therefore there were no purchases or share issuances during this period.
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
The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2025 for awards subject only to service-based vesting conditions were $1.91 and $2.91 per share, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2024 for awards subject only to service-based vesting conditions were $10.19 and $11.28 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	Six months ended June 30,
	2025	2024
Exercise price	$3.86	$14.73
Fair value of common stock	$3.86	$14.73
Expected term (in years)	6.0	6.0
Volatility	88.5%	90.7%
Risk-free rate	4.2%	4.1%
Dividend yield	0.0%	0.0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, December 31, 2024	4,515	$7.88	8.3	$2,109
Granted	998	3.86
Exercised	(85)	2.32		—
Forfeited and cancelled	(269)	8.47
Outstanding, June 30, 2025	5,159	$7.16	8.1	$362
Exercisable at June 30, 2025	2,090	$6.59	7.0	$362
As of June 30, 2025, there was approximately $17.2 million of unrecognized stock-based compensation expense related to these service-based unvested stock options which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
The table below summarizes activity related to RSUs subject only to service-based vesting conditions (in thousands, except per share amounts):

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2024	54	$14.88
Granted	—	—
Vested	—	—
Forfeited and cancelled	—	—
Outstanding, June 30, 2025	54	$14.88

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of June 30, 2025, the total unrecognized compensation related to unvested RSUs granted was $0.3 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 0.7 years.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue any Performance Awards during the three or six months ended June 30, 2025 and 2024.
During the six months ended June 30, 2024, clinical milestones were met which resulted in the vesting of 194,835 Performance Awards and the recognition of $0.9 million of stock-based compensation expense. During the six months ended June 30, 2025, there were 157,367 Performance Awards that were forfeited. As of June 30, 2025, there are 435,381 Performance Awards vested and outstanding, and no Performance Awards remain unvested. The Performance Awards have a contractual term of ten years. There is no unrecognized stock-based compensation expense related to Performance Awards.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$1,018	$942	$2,000	$1,866
General and administrative	987	946	1,973	2,201
Total stock-based compensation expense	$2,005	$1,888	$3,973	$4,067
In July 2025, the Company’s Board of Directors approved a stock option repricing (see Note 13 for additional information).
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	June 30,
	2025	2024
Common Stock Warrants	170	36
Restricted Stock Units and Award	54	54
Stock options issued and outstanding	5,594	4,882
Total	5,818	4,972
9. Income Taxes
There is no provision for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of June 30, 2025 and December 31, 2024.

On July 4, 2025, new legislation (commonly known as the One Big Beautiful Bill Act or OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA to its condensed consolidated financial statements.
10. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock

Upon closing of the IPO in February 2024, all of the outstanding convertible preferred stock automatically converted into 13,664,261 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
Preferred Stock
Series A Preferred Stock Warrants
In May 2021, in connection with the closing of the Series A Preferred Stock Agreement, the Company issued warrants to the lead Series A investor to purchase an aggregate of 465,917 shares of Series A Preferred Stock (“Series A Preferred Stock Warrants”) at a price of $4.6996 per share. By their terms, the Series A Preferred Stock Warrants expired in February 2024 in connection with the IPO. The Series A Preferred Stock Warrants were exercised and net settled for shares of the Company’s common stock, which resulted in the issuance of 72,631 shares of common stock. The Company remeasured the fair value of the Series A Preferred Stock Warrants immediately prior to their exercise, resulting in an insignificant change in fair value during the six months ended June 30, 2024. The resulting warrant liability was then extinguished upon the net exercise.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
K2 Warrant
In December 2022, in connection with the closing of the Original Loan Agreement, the Company issued a warrant to the Lender to purchase a number of shares of the Company’s Series B convertible preferred stock, or at Lender’s election, next round stock (“K2 Warrant”). The number of shares of convertible preferred stock issuable upon exercise of the warrant was equal to (a) (i) 0.0375, multiplied by (ii) the aggregate principal amount of term loans actually funded under the Original Loan Agreement, divided by (b) the warrant price then in effect. Following the conversion of all outstanding convertible preferred stock to common stock upon the completion of the IPO in February 2024, the K2 Warrant became a warrant to purchase up to an aggregate of 35,773 shares of the Company’s common stock at an exercise price of $10.49 per share (referred to in Note 4 as the Original Warrant). The K2 Warrant was remeasured to fair value immediately prior to the conversion to a common stock warrant, and a change in fair value of $0.2 million was recognized during the six months ended June 30, 2024. The Company determined that the K2 Warrant is equity-classified, and therefore the resulting warrant liability was reclassified to permanent equity, and is not subject to future remeasurement.

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

As of June 30, 2025 the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase.

The Company is conditionally obligated to issue a fixed number of additional shares in connection with the New Warrant (“Additional Warrants”) in the potential amount of 370,400 shares upon the funding of additional amounts under the Term Loan with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable Additional Warrants derivative liability had a de minimis value at the time of issuance and as of June 30, 2025. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that additional amounts under the Term Loan will be funded which would trigger the issuance of the Additional Warrants.

Common Stock and Authorized Shares
As of both June 30, 2025 and December 31, 2024, the Company had 500,000,000 authorized shares of common stock with a par value of $0.0001 per share, of which 27,072,129 and 26,986,560 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of June 30, 2025, no shares of preferred stock were issued or outstanding.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2025 and December 31, 2024, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	June 30, 2025	December 31, 2024
K2 Warrants	170	36
Stock options issued and outstanding	5,594	5,108
Stock options available for future grant	527	—
Total	6,291	5,144

11. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. The Company had no significant pending or threatened litigation as of June 30, 2025.

On July 21, 2025, a purported stockholder of the Company filed a lawsuit against the Company, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California (Case No. 3:25-cv-06105). The complaint is a putative class action alleging violations of the Securities Act of 1933, as amended, or the Securities Act, related to the Company’s IPO in February 2025, and violations of the Exchange Act thereafter. The proposed class consists of purchasers or acquirers of the Company’s common stock pursuant or traceable to the Company’s IPO as well as purchasers or acquirers of the Company’s common stock between February 2, 2024 and October 22, 2024, both dates inclusive. The plaintiff seeks unspecified damages, as well as interest, fees, and costs. The complaint claims, among other things, that the Company’s offering documents and subsequent public disclosures contained materially false and misleading statements and omitted material facts about the prospects of ALTO-100. The Company believes these allegations lack merit, and the Company intends to move to dismiss. The Company has not recorded a liability related to this lawsuit because, at this time, the Company does not believe that an unfavorable outcome is either probable or estimable.

In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at June 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Personnel expenses excluding stock-based compensation	$5,685	$4,837	$11,468	$9,237
Stock-based compensation	2,005	1,888	3,973	4,067
Direct external program expenses:
ALTO-100	1,501	2,116	2,625	4,323
ALTO-300	653	1,541	1,575	2,657
ALTO-101	893	942	1,862	1,348
ALTO-203	599	865	1,336	1,485
ALTO-207	358	—	358	—
Other research and development (a)	4,050	3,313	5,179	4,563
General and administrative (b)	2,938	2,839	5,982	5,047
Loss from operations	$18,682	$18,341	$34,358	$32,727

(a) Other research and development expenses primarily consists of license fees, facility charges, third party consultant costs, early research costs related to other product candidates, and other unallocated costs.
(b) General and administrative costs include professional fees, insurance, consultant fees and facility charges.
13. Subsequent Events
In July 2025, the Company’s Board of Directors approved a stock option repricing, which was effective at the close of market on July 3, 2025 (“Repricing Effective Date”). The repricing generally applied to the outstanding options held by then current employees and consultants that had an exercise price greater than $2.35. As of the Repricing Effective Date, the eligible options were immediately repriced such that the exercise price per share for such options was reduced to $2.35 (the closing price of the Company’s common stock on the New York Stock Exchange on the Repricing Effective Date), subject to certain retention requirements. The retention period is 12 months following the Repricing Effective Date and can be accelerated under certain conditions. If an eligible option is exercised prior to the end of the relevant retention period, the participant will be required to pay a premium exercise price equal to the original exercise price per share of such option. There were no changes to the number of shares underlying the eligible options or to the vesting schedules or expiration dates of the eligible options. There were 4,225,763 shares underlying the repriced options, which had then-current exercise prices ranging from $2.44 to $16.00 per share. An incremental $1.5 million of stock based compensation expense will be recognized over the greater of the 12-month retention period or the remaining vesting period of the outstanding options. Options held by non-employee members of the Board were not eligible for the repricing.

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

As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to those identified below and those set forth under “Item 1A. Risk Factors” in our Annual Report, under “Item 1A. Risk Factors” in this Quarterly Report, and in our other reports filed with the SEC.
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from our scalable and proprietary Precision Psychiatry Platform, or our Platform, we aim to discover brain-based biomarkers to better identify which patients are more likely to respond to our novel product candidates. Our current pipeline consists of seven clinical-stage assets addressing high-need therapeutic areas, focusing on major depressive disorder, or MDD, bipolar depression, or BPD, treatment resistant depression, or TRD, and schizophrenia. Our most advanced programs are supported by prospectively replicated evidence of clinical activity in biomarker-characterized populations.

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

In the fourth quarter of 2024, we completed the Phase 2b trial evaluating ALTO-100 as a treatment for MDD. The clinically meaningful signal in the adjunctive subgroup and the evidence of biomarker enrichment in the compliant subset of patients support the ongoing Phase 2b trial of ALTO-100 as an adjunctive treatment in BPD.

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

We are currently evaluating ALTO-300 in a double-blind, placebo-controlled, randomized Phase 2b clinical trial in patients with MDD characterized by an EEG biomarker signature. We expect to enroll approximately 200 biomarker positive patients in the final analysis sample, which is therefore expected to result in approximately 320 patients enrolled in the study in total (inclusive of biomarker negative patients and patients not included in the final analysis sample as a result of the completed blinded site and patient case review). Patients are randomized to receive either 25mg of ALTO-300 once daily before bedtime, or QHS, or placebo in addition to a background antidepressant, to which they have had inadequate response, over a six-week treatment period. Patients are then enrolled into an eight-week open-label extension in which they receive 25mg QHS of ALTO-300. We selected the 25mg dose of ALTO-300 with the aim to optimize clinical efficacy while balancing safety and tolerability. The primary endpoint in the trial is the change in MADRS score from baseline to week six in the EEG biomarker positive group. We expect to report topline data from this trial in mid-2026.

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

In May 2025, we presented additional analyses at the American Society of Clinical Psychopharmacology Annual Meeting (ASCP) Annual Meeting supporting the unique biomarker opportunity for patient stratification and reinforcing the well-established safety and tolerability profile for ALTO-300 in MDD.

ALTO-207

In May 2025, we acquired ALTO-207 (formerly known as CTC-501) from Chase Therapeutics Corporation, or Chase. ALTO-207 is a fixed-dose combination of pramipexole, a dopamine D3-preferring D3/D2 agonist, approved for the treatment of Parkinson’s disease with demonstrated antidepressant effect, and ondansetron, an antiemetic, selective 5-HT3 receptor antagonist. As a fixed-dose combination, ALTO-207 is designed to enable rapid titration and higher dosing by mitigating the dose-limiting adverse events typically experienced with pramipexole. ALTO-207 is being developed to address the significant unmet need for patients with TRD. The planned Phase 2b trial of ALTO-207, which is a potentially pivotal study subject to FDA feedback approval, is expected to initiate by mid-2026.

Prior to the acquisition, Chase completed a randomized, placebo-controlled Phase 2a clinical trial evaluating CTC-501 in 32 patients with depression. CTC-501 met the primary and secondary endpoints in this trial, demonstrating statistically significant and clinically meaningful improvements on MADRS compared to placebo. Patients randomized to receive CTC-501 reached a mean dose of 4.1mg per day. CTC-501 was generally well tolerated in the maintenance period of the study with an adverse event rate similar to placebo.

Our acquisition of ALTO-207 was motivated by the PAX-D study conducted by the University of Oxford. Results, which were recently published in The Lancet Psychiatry, showed pramipexole augmentation of antidepressant treatment, at a target dose of 2.5mg, demonstrated a large (Cohen’s d=0.87) reduction in symptoms relative to placebo at 12 weeks, but was associated with a high rate of adverse effects.  We believe the profile of ALTO-207 will enable higher dosing of pramipexole while mitigating the significant rates of nausea and vomiting that have limited its use for depression.

ALTO-203

We are currently evaluating ALTO-203 for the treatment of patients with MDD associated with increased levels of anhedonia. In June 2025, we announced the identification of a patient selection biomarker and positive pharmacodynamic results from our exploratory Phase 2 proof-of-concept, or POC, trial of ALTO-203 in MDD patients with elevated levels of anhedonia. ALTO-203 is a novel, oral, histamine H3 inverse agonist, designed to modulate circuits underlying cognition, wakefulness, and alertness.

The exploratory Phase 2 POC trial, which enrolled 69 patients, was conducted in two sequential, double-blind, placebo-controlled periods. The trial was designed to characterize the pharmacodynamic, pharmacokinetic, safety, and tolerability profile of ALTO-203 across two dose levels compared to placebo in a crossover design and was not powered to detect statistical significance on traditional depression outcome scales (e.g., MADRS).

The profile exhibited by ALTO-203 in the exploratory POC trial demonstrated clear effects on objective measures of attention and wakefulness, with observed improvements linked to changes in the EEG theta/beta ratio—a biomarker indexing cortical arousal and attentional control. This biomarker is FDA-cleared for use alongside clinical evaluation in the diagnosis of attention-deficit/hyperactivity disorder or ADHD, reinforcing its clinical relevance. These findings replicate results from the Phase 1 study in healthy volunteers, where ALTO-203 treatment led to improvements in sustained attention and reductions in the EEG theta/beta ratio. Baseline EEG theta/beta ratio predicted attentional benefits of ALTO-203 in both the Phase 1 study and Phase 2 POC trial. A higher-than-expected placebo response was observed on Bond & Lader measurements, therefore no significant separation of subjective effects between ALTO-203 and placebo were observed.

We plan to report additional results from this exploratory study at a future medical meeting and expect to determine the next development steps for ALTO-203 following the complete analysis of the data set.

ALTO-101

We are currently evaluating ALTO-101 in a Phase 2 POC trial, which consists of a cross-over, double-blind, placebo-controlled, dose-escalating treatment and we expect to enroll approximately 70 adults with schizophrenia between the ages of 21 and 55. ALTO-101 is an investigational brain-penetrant phosphodiesterase 4, or PDE4, inhibitor that we are developing in a novel transdermal formulation for the treatment of Cognitive Impairment Associated with Schizophrenia, or CIAS. Through this unique formulation, ALTO-101 is designed to retain the desired brain effects shown with the oral formulation and avoid tolerability challenges and adverse effects known to be associated with PDE4 inhibitors. The primary endpoint in the study is the effect of ALTO-101 on theta band activity, the EEG measure shown to be best related to CIAS in replicated analyses of large schizophrenia datasets. Objective cognitive performance will also be evaluated. We expect to report topline data from this study in the second half of 2025.

ALTO-202

We plan to develop ALTO-202, an investigational orally bioavailable antagonist of the GluN2B subunit of the N-methyl-D-aspartate, or NMDA receptor, for the treatment of patients with MDD. We are currently in the process of planning the next phase of clinical development for ALTO-202.

ALTO-208

In May 2025, we acquired ALTO-208 (formerly known as CTC-413) from Chase. ALTO-208 is a fixed-dose combination of pramipexole and aprepitant, an antiemetic, neurokinin-1 (NK-1) receptor antagonist. We plan to develop ALTO-208 for patients with Parkinson’s disease (PD).

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
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $17.7 million and $32.9 million for the three and six months ended June 30, 2025, respectively. Our net losses were $16.0 million and $29.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $171.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
•continue to progress the clinical development of our product candidates, including ALTO-100 and ALTO-300 in ongoing Phase 2b clinical trials, ALTO-101 in ongoing Phase 2 POC trials, as well as ALTO-203, ALTO-207, and ALTO-208;
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
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $148.1 million. In February 2024, we raised net proceeds of approximately $133.0 million through our IPO. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. See “—Liquidity and Capital Resources.”
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
We expect that our general and administrative expenses will increase in the future as we expand our headcount to support our continued research and development of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal (including legal costs related to the stockholder litigation described in “Part II, Item I. Legal Proceedings,” below), regulatory, and tax-related services, costs related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on a national securities exchange, director and officer insurance costs, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing, and distribution activities.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024

Operating expenses:
Research and development	$13,124	$13,184
General and administrative	5,558	5,157
Total operating expenses	18,682	18,341
Loss from operations	(18,682)	(18,341)
Other income (expense):
Interest income	1,683	2,658
Interest expense	(646)	(347)
Other, net	(61)	—
Total other income, net	976	2,311
Net loss	$(17,706)	$(16,030)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended June 30,
	2025	2024

Direct external program expenses:
ALTO-100	$1,501	$2,116
ALTO-300	653	1,541
ALTO-101	893	942
ALTO-203	599	865
ALTO-207	358	—
Other clinical development	309	679
Asset acquisition and license fees	2,956	2,004
Internal and unallocated expenses:
Personnel-related costs	5,070	4,406
Other unallocated expenses	785	631
Total research and development expenses	$13,124	$13,184

Research and development expenses were $13.1 million for the three months ended June 30, 2025, compared to $13.2 million for the three months ended June 30, 2024. Current period activity varied from prior year activity as follows:

•a decrease of approximately $0.6 million related to ALTO-100 primarily driven by the completion of the Phase 2b trial in MDD, in the fourth quarter of 2024;

•a decrease of approximately $0.9 million related to ALTO-300 primarily driven by patient enrollment timing in the ongoing Phase 2b trial in MDD; and

•a decrease of $0.3 million related our Phase 2 POC clinical trial of ALTO-203 which completed during the three months ended June 30, 2025.

The above decreases in research and development expenses were offset by:

•an increase of approximately $1.0 million due to acquisition fees paid in connection with the Chase asset acquisition during the three months ended June 30, 2025 compared to amounts paid during the three months ended June 30, 2024 in connection with development milestones achieved under licensing agreements covering ALTO-101 and ALTO-203; and

•an increase of approximately $0.7 million in salary and personnel related costs during the three months ended June 30, 2025 due to increased headcount as well as $0.2 million of severance costs and $0.1 million of non-cash stock-based compensation.
General and Administrative Expenses
General and administrative expenses were $5.6 million for the three months ended June 30, 2025, compared to $5.2 million for the three months ended June 30, 2024. The increase of $0.4 million was primarily due to an increase in salary and personnel-related costs, which includes an increase in severance of $0.2 million.
Other Income (Expense)
Other income, net decreased $1.3 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily due a decrease in interest income of $1.0 million and an increase in interest expense of $0.3 million.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024

Operating expenses:
Research and development	$23,098	$23,136
General and administrative	11,260	9,591
Total operating expenses	34,358	32,727
Loss from operations	(34,358)	(32,727)
Other income (expense):
Interest income	3,510	4,216
Interest expense	(1,244)	(693)
Other, net	(102)	(243)
Loss on debt extinguishment	(681)	—
Total other income, net	1,483	3,280
Net loss	$(32,875)	$(29,447)

Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Six months ended June 30,
	2025	2024

Direct external program expenses:
ALTO-100	$2,625	$4,323
ALTO-300	1,575	2,657
ALTO-101	1,862	1,348
ALTO-203	1,336	1,485
ALTO-207	358	—
Other clinical development	609	1,082
Asset acquisition and license fees	2,961	2,028
Internal and unallocated expenses:
Personnel-related costs	10,163	8,759
Other unallocated expenses	1,609	1,454
Total research and development expenses	$23,098	$23,136
Research and development expenses were $23.1 million for the six months ended June 30, 2025, compared to $23.1 million for the six months ended June 30, 2024. Current period activity varied from prior year activity as follows:

•a decrease of approximately $1.7 million related to ALTO-100 primarily driven by the completion of the Phase 2b trial in MDD in the fourth quarter of 2024; and

•a decrease of approximately $1.1 million related to ALTO-300 primarily driven by patient enrollment timing in the ongoing Phase 2b trial in MDD.

The above decreases in research and development expenses were offset by:

•an increase of approximately $0.5 million related to our Phase 2 POC trial of ALTO-101, which began in 2024;

•an increase of approximately $1.0 million due to acquisition fees paid in connection with the Chase asset acquisition during the six months ended June 30, 2025 compared to amounts paid during the six months ended June 30, 2024 in connection with development milestones achieved under licensing agreements covering ALTO-101 and ALTO-203; and

•an increase of approximately $1.4 million in salary and personnel related costs due to increased headcount as well as $0.1 million of non-cash stock-based compensation.
General and Administrative Expenses
General and administrative expenses were $11.3 million for the six months ended June 30, 2025, compared to $9.6 million for the six months ended June 30, 2024. The increase of $1.7 million was primarily due to the following:

•an increase of approximately $0.7 million in salary and personnel-related costs; and

•an increase of approximately $1.0 million in professional fees and other expenses.
Other Income (Expense)
Other income, net decreased $1.8 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease in interest income of $0.7 million, an increase in interest expense of

$0.6 million and an increase in expense of $0.7 million related to debt extinguishment costs ($0.4 million of which was non-cash) for our Amended Term Loan.
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
As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $148.1 million and $168.7 million, respectively.
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

As of December 31, 2024, we had an outstanding principal balance of $10.0 million under the Original Loan Agreement. As of June 30, 2025, we had an outstanding principal balance of $20.0 million under the Amended Loan Agreement.

The Amended Loan Agreement has a Term Loan maturity date of January 1, 2029, or the Amended Term Loan Maturity Date. The Amended Loan Agreement provides for an interest only period until January 1, 2027, following which the Term Loan shall be repaid in equal monthly payments through the Amended Term Loan Maturity Date.

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
Convertible Grant Agreement
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches. As of June 30, 2025, we had drawn $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein, which may or may not be achieved. In addition to the funds that we have drawn down as of June 30, 2025, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement.

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

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six months ended June 30,
	2025	2024

Net cash used in operating activities	$(30,335)	$(22,677)
Net cash used in investing activities	(24)	(564)
Net cash provided by financing activities	9,740	134,325
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(10)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,644)	$111,074
Operating activities
Net cash used in operating activities was $30.3 million for the six months ended June 30, 2025, as compared to $22.7 million for the six months ended June 30, 2024. The increase in cash used was the result of: increased net losses of $3.4 million, timing of bonus payments, and a decrease in non-cash expenses in 2025 primarily related to achievement of a milestone under a developmental license agreement. The increase in cash used in operating activities was partially offset by recognition of a non-cash loss on debt extinguishment related to the Amended Loan Agreement.
Investing activities
The net cash used in investing activities for the six months ended June 30, 2025 was negligible.

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2024, for corporate and clinical trial related capital expenditures, specifically EEG machines utilized in our clinical trials.
Financing activities
Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2025, primarily related to the net increase in borrowings under our Amended Loan Agreement as well as the drawdown of $0.8 million under our Convertible Grant Agreement.
Net cash provided by financing activities was $134.3 million for the six months ended June 30, 2024, primarily related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $3.2 million of other offering expenses paid during the six months ended June 30, 2024.
Future Funding Requirements

We believe that our existing cash and cash equivalents of $147.6 million, together with anticipated proceeds under our Convertible Grant Agreement with Wellcome Trust, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. This estimate reflects both our prioritization efforts to improve operating efficiency, including reducing headcount in May 2025 which resulted in short-term severance costs, and our re-deployment of long-term savings toward new programs such as ALTO-207 and ALTO-208. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of June 30, 2025 consist primarily of obligations under both our Amended Loan Agreement (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and our lease commitment of $7.1 million for our headquarters office space located in Mountain View, California with an initial lease term of 65 months that terminates in March 2030. If the Company elects to terminate the lease after the third lease year, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.
In July 2024, we entered into the Convertible Grant Agreement with Wellcome. The Convertible Grant Agreement provides for the Convertible Loan from Wellcome of up to approximately $11.7 million, payable in six tranches, $2.0 million of which has been funded as of June 30, 2025, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein. For additional information regarding the Convertible Grant Agreement, see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments. We have milestones, royalties, and/or other payments due to third parties under our existing license agreements. For additional information concerning these agreements, which are described below, including a detailed description of the financial terms, please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, Note 10 to our audited consolidated financial statements included in our Annual Report and the section titled “Business— License and Other Agreements” in our Annual Report.

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

Teva Asset Purchase Agreement

In October 2021, we entered into an asset purchase agreement, or the Teva Agreement, with Teva Pharmaceutical Industries, Ltd. and its affiliate Cephalon, Inc., or together Teva, pursuant to which we acquired patents, know-how and other rights to ALTO-203 and a specified related compound, or Teva Acquired Compounds, and we assumed all post-acquisition liabilities related thereto. In April 2024, we achieved a clinical milestone under the Teva Agreement related to the initiation of our Phase 2 POC trial evaluating ALTO-203 and paid Teva $0.5 million in cash during the three and six months ended June 30, 2024.

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

License Agreement with MedRx

In September 2023, we entered into a joint development and license agreement, or the MedRx Agreement, with MedRx Co., Ltd., or MedRx, pursuant to which we obtained an exclusive, sublicensable, worldwide license, with the right to sublicense, under certain patent rights and know-how of MedRx relating to transdermal drug delivery to develop (excluding any pre-clinical development), manufacture, and commercialize transdermally delivered pharmaceutical products comprising MedRx’s transdermal patch technology and our ALTO-101, or MedRx Licensed Product, for all therapeutic, prophylactic, and diagnostic uses. We granted MedRx an exclusive, sublicensable, worldwide license under certain patent rights and know-how relating to ALTO-101 owned or controlled by us, including certain patents and know how licensed to us pursuant to the Sanofi Agreement, solely to conduct pre-clinical development and manufacturing of the MedRx Licensed Products for us in accordance with the MedRx Agreement and a separate manufacturing and supply agreement to be entered into between us and MedRx. In April 2024 we achieved a milestone under the MedRx Agreement and paid MedRx $0.8 million in cash and issued 46,875 shares of our common stock, recognizing expense of $1.5 million during the three months ended June 30, 2024.

Chase Asset Purchase Agreement
On May 31, 2025, we entered into an asset purchase agreement, or Chase Agreement, with Chase Therapeutics Corporation, or Chase, to acquire all patent, know-how and other rights to ALTO-207, ALTO-208, and certain related assets. For a detailed description of the financial terms of the Chase Agreement, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other than as described above, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

Information pertaining to legal proceedings can be found in Part I of this Quarterly Report under “Item 1. Financial Statements - Note 11. Commitments and Contingencies” and is incorporated by reference herein.

In addition, from time to time, we may be involved in legal proceedings arising in the ordinary course of business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm.
Item 1A. Risk Factors.

In addition to the risks described in our Annual Report, you should carefully consider the other information set forth in this Quarterly Report and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report other than as set forth below.

We are currently subject to and may be subject to additional future securities class action litigation.

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on July 21, 2025, a purported stockholder of the Company filed a lawsuit against us, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California alleging violations of the Securities Act and Exchange Act related to our IPO and subsequent public disclosures. See “Part II, Item 1. Legal Proceedings” in this Quarterly Report for additional information regarding this matter. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, results of operations, or financial condition.
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

Issuer Purchases of Equity Securities

None
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

10.1†#	Asset Purchase Agreement, dated as of May 31, 2025, by and between the Registrant and Chase Therapeutics Corporation					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

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

ALTO NEUROSCIENCE, INC.

Date:	August 13, 2025	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	August 13, 2025	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer