Form 10-Q
period 2025-09-30
Alto Neuroscience, Inc.
filed 2025-11-12
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of November 7, 2025 was 31,066,335.

Unless context otherwise requires, the terms the “Company,” “Alto,” “we,” “us,” “our,” and similar references in this Quarterly Report on Form 10-Q refer to Alto Neuroscience, Inc. and its consolidated subsidiary.

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

These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•the initiation, timing, progress, and results of our research and development programs, preclinical studies, any clinical trials, and investigational new drug, or IND, and other regulatory submissions;

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

•the anticipated impact of global economic uncertainty, financial market conditions and geopolitical events, including the conflict between Ukraine and Russia, the regional conflict in the Middle East, geopolitical tensions, high levels of inflation, fluctuating interest rates, and tariffs on our business, results of operations, and financial condition;

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

Availability of Information on Our Website

We routinely use our investor relations website to post presentations to investors and other important information, including information that may be material. Accordingly, we encourage investors and others interested in Alto to review the information it makes public on its investor relations website.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$137,816	$168,229
Prepaid expenses and other current assets	1,632	1,108
Total current assets	139,448	169,337
Restricted cash	500	500
Property and equipment, net	2,029	2,666
Operating right-of-use asset	4,459	5,035
Other assets	570	4
Total assets	$147,006	$177,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,059	$1,579
Accrued expenses and other current liabilities	6,986	8,429
Total current liabilities	9,045	10,008
Term loan, non-current	20,314	10,254
Convertible Grant Agreement	2,124	1,304
Lease liability, long-term	3,966	4,516
Total liabilities	35,449	26,082
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock (par value $0.0001), 500,000 shares authorized; 27,168 and 26,987 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	296,992	289,954
Accumulated deficit	(185,452)	(138,396)
Accumulated other comprehensive income (loss)	14	(101)
Total stockholders’ equity	111,557	151,460
Total liabilities and stockholders’ equity	$147,006	$177,542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$10,525	$13,060	$33,623	$36,196
General and administrative	4,426	5,826	15,686	15,417
Total operating expenses	14,951	18,886	49,309	51,613
Loss from operations	(14,951)	(18,886)	(49,309)	(51,613)
Other income (expense):
Interest income	1,532	2,500	5,042	6,716
Interest expense	(650)	(349)	(1,894)	(1,042)
Loss on debt extinguishment	—	—	(681)	—
Other, net	(112)	(48)	(214)	(291)
Total other income, net	770	2,103	2,253	5,383
Net loss	$(14,181)	$(16,783)	$(47,056)	$(46,230)
Other comprehensive income (loss):
Change in fair value attributable to instrument specific credit risk	(12)	—	144	—
Foreign currency translation	(5)	(6)	(29)	(16)
Total other comprehensive income (loss)	(17)	(6)	115	(16)
Comprehensive loss	$(14,198)	$(16,789)	$(46,941)	$(46,246)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.62)	$(1.74)	$(1.94)
Weighted-average number of common shares outstanding, basic and diluted	27,104	26,959	27,075	23,878
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	69	—	10	—	—	10
Issuance of common stock for conversion of preferred stock	(29,919)	(141,477)	13,664	2	141,475	—	—	141,477
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering cost of $4,643	—	—	9,246	1	132,936	—	—	132,937
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	(13,417)	—	(13,417)
Balance at March 31, 2024	—	$—	26,884	$3	$283,567	$(90,382)	$(84)	$193,104
Exercise of common stock options	—	—	20	—	61	—	—	61
Issuance of common stock for MedRx Agreement	—	—	47	—	735	—	—	735
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	1,888	—	—	1,888
Settlement of initial public offering cost	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(16,030)	—	(16,030)
Balance at June 30, 2024	—	$—	26,951	$3	$286,274	$(106,412)	$(89)	$179,776
Exercise of common stock options	—	—	17	—	67	—	—	67
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Stock compensation expense	—	—	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	—	(16,783)	—	(16,783)
Balance at September 30, 2024	—	$—	26,968	$3	$288,339	$(123,195)	$(95)	$165,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2024	—	$—	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
Exercise of common stock options	—	—	85	—	198	—	—	198
Issuance of K2 warrants	—	—	—	—	524	—	—	524
Stock compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive income	—	—	—	—	—	—	115	115
Net loss	—	—	—	—	—	(15,169)	—	(15,169)
Balance at March 31, 2025	—	$—	27,072	$3	$292,644	$(153,565)	$14	$139,096
Other comprehensive income	—	—	—	—	—	—	17	17
Stock compensation expense	—	—	—	—	2,005	—	—	2,005
Net loss	—	—	—	—	—	(17,706)	—	(17,706)
Balance at June 30, 2025	—	$—	27,072	$3	$294,649	$(171,271)	$31	$123,412
Exercise of common stock options	—	—	69	—	154	—	—	154
RSU Vesting	—	—	27	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	(17)	(17)
Stock compensation expense	—	—	—	—	2,189	—	—	2,189
Net loss	—	—	—	—	—	(14,181)	—	(14,181)
Balance at September 30, 2025	—	$—	27,168	$3	$296,992	$(185,452)	$14	$111,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(47,056)	$(46,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,162	6,065
Depreciation	504	332
Non-cash interest expense related to term loan	554	295
Non-cash lease expense	577	126
Non-cash research and development license expense	—	735
Loss on disposal of assets	156	22
Change in other, net	236	291
Loss on extinguishment of debt	681	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(555)	(913)
Accounts payable	518	1,278
Accrued liabilities and other liabilities	(2,030)	3,596
Net cash used in operating activities	(40,253)	(34,403)
Cash Flows from Investing Activities:
Capital expenditures	(24)	(1,569)
Net cash used in investing activities	(24)	(1,569)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from initial public offering	—	137,579
Payments on issuance cost from initial public offering	—	(3,225)
Payments on issuance cost from registration statement	(556)	—
Proceeds from issuance of term loan, net	19,688	—
Repayment of former term loan	(10,213)	—
Payment of loan financing cost	(127)	—
Payments on issuance cost from Series C preferred stock financing	—	(100)
Proceeds from exercise of stock options	351	138
Proceeds from Convertible Grant Agreement	750	1,250
Net cash provided by financing activities	9,893	135,642
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(17)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,413)	99,653
Cash, cash equivalents and restricted cash at the beginning of the period	168,729	82,548
Cash, cash equivalents and restricted cash at the end of the period	$138,316	$182,201
Supplemental Disclosure of Non-cash Activities
Purchase of property and equipment not yet paid	$—	$32
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$141,477
Reclassification of preferred warrant liability to equity	$—	$1,595
Reclassification of deferred offering costs to equity	$—	$1,393
Issuance of warrants in connection with term loan agreement	$524	$—
Operating right-of-use asset obtained in exchange for lease obligation	$—	$5,246
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,235	$751
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

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied upon equity financings to fund its operations. At September 30, 2025, the Company had an accumulated deficit of approximately $185.5 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.
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

On October 21, 2025, the Company completed a private placement transaction in which it issued and sold (i) 3,832,263 shares of common stock and (ii) pre-funded warrants (in lieu of common stock) to purchase an aggregate of 4,622,251 shares of common stock. The Company received net proceeds of $49.9 million (see Note 13 for additional information).

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
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations and statements of equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024 included in the

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2025 (the “Annual Report”).
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
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 3 to the consolidated financial statements in the Annual Report.
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$753	$176
Other prepaid expenses	879	932
Total prepaid expenses and other current assets	$1,632	$1,108
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$2,125	$2,306
Office equipment and furniture	453	448
Computer software and equipment	574	670
Leasehold improvements	246	246
Less: accumulated depreciation	(1,369)	(1,004)
Property and equipment, net	$2,029	$2,666
During the three and nine months ended September 30, 2025, the Company recorded depreciation expense of $0.2 million and $0.5 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded depreciation expense of $0.2 million and $0.3 million, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll, vacation and employee-related expenses	$3,210	$4,951
Accrued research	2,017	1,625
Accrued interest, short term	148	78
Other accruals and current liabilities	493	905
Lease liability, short term	1,118	870
Total accrued expenses and other current liabilities	$6,986	$8,429
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Amended Loan Agreement was accounted for as a debt extinguishment, as the new loan was considered substantially different from the original loan. The Company recognized debt issuance costs and discount upon issuance of $2.0 million within Term Loan, non-current on its condensed consolidated balance sheet and recorded a loss on debt extinguishment of $0.7 million, which was recorded within loss on debt extinguishment in its condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025.

Fees

Under the terms of the Original Loan Agreement, the Company was obligated to pay a final fee equal to 6.25% of the aggregate amount of the term loans funded thereunder (the “Original Exit Fee”) upon the earliest of (i) the Original Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. The Company was also obligated to pay the Lender a one-time facility fee of $0.2 million (“Original Facility Fee”) on the initial closing date. The Original Exit Fee of $0.6 million and Original Facility Fee of $0.2 million were recorded as debt discount, and were being accreted using the effective interest method within interest expense in the condensed consolidated statements of operations and comprehensive loss. The Company’s obligation to pay the Original Exit Fee remains outstanding, and the timing for payment thereof was unaffected by, and reaffirmed in connection with, the Amendment.

The Company was obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. The Company is also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Under the terms of the Amended Loan Agreement, the Company is obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder (the “Amended Exit Fee”) upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. As of September 30, 2025, the amount owed under the Amended Exit Fee is equal to $1.2 million. The Original Exit Fee and the Amended Exit Fee have been fully accrued and recorded as debt discount as of the closing date of the Amendment and will be accreted using the effective interest method within interest expense in the consolidated statement of operations and comprehensive loss.

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

Warrants

In connection with the Original Loan Agreement, the Company issued to the Lender a warrant (the “Original Warrant”), which Original Warrant is exercisable for 35,773 shares of the Company’s common stock and expires on December 15, 2032. In connection with the Amendment, the Original Warrant was amended and restated (the “Amended and Restated Warrant”) to reduce the exercise price from $10.49 to $3.71 per share (the “Exercise Price”). The incremental value associated with this modification was immaterial, and was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital during the nine months ended September 30, 2025. Further, in connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035.

As of September 30, 2025, the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase. The Company determined the estimated fair value of the New Warrant at the date of issuance to be $0.5 million, which was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital. As of the date of the issuance, significant assumptions include an expected life of 10 years, a risk-free rate of 4.79% and an expected volatility of 89.47%. See Note 10 for additional information regarding the New Warrant.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Interest Expense and future repayments
The Company recorded interest expense at a weighted average rate of 12.93% and 12.95% related to the Loan Agreement for the three and nine months ended September 30, 2025, respectively. The Company recorded interest expense at a weighted average rate of 10.63% and 10.68% related to the Loan Agreement for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded interest expense of $0.7 million and $1.9 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $0.3 million and $1.0 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of September 30, 2025 are as follows (in thousands):

2025 (remainder of year)	$—
2026	—
2027	9,131
2028	9,967
2029	902
Total principal payments	20,000
Exit Fee	1,815
Deferred interest	145
Total principal payments and Exit Fee	21,960
Less: unamortized debt discount	(1,646)
Term loan, non-current	$20,314
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of September 30, 2025, the Company has drawn down the entirety of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest will accrue at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.

Future principal debt payments of the Convertible Grant Agreement funded as of September 30, 2025 are as follows (in thousands):

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

The Company determined the initial fair value of the Convertible Grant Agreement using a probability-weighted income approach. Draw downs under the Convertible Grant Agreement were $0.8 million and $1.3 million during the nine months ended September 30, 2025 and 2024, respectively. The Company remeasured the fair value of the Convertible Grant Agreement as of September 30, 2025 to be $2.1 million using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 20.73% and adjusted for the probability of various repayment scenarios.

The following table reconciles the change in fair value of the Convertible Grant Agreement during the nine months ended September 30, 2025 (in thousands):

Beginning fair value balance as of December 31, 2024	$1,304
Issuance of new tranches	750
Principal payments	—
Changes in fair value reported in statements of operations	214
Changes in fair value reported in other comprehensive loss	(144)
Ending fair value balance as of September 30, 2025	$2,124

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$137,635	$137,635	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$138,135	$138,135	$—	$—
Liabilities:
Convertible Grant Agreement	$2,124	$—	$—	$2,124
Total liabilities	$2,124	$—	$—	$2,124

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$168,136	$168,136	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$168,636	$168,636	$—	$—
Liabilities:
Convertible Grant Agreement	$1,304	$—	$—	$1,304
Total liabilities	$1,304	$—	$—	$1,304

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Asset Purchase and License Agreements

From time to time, the Company enters into asset purchase and license agreements with third parties. For a detailed description of the significant agreements with certain financial commitments to which the Company is a party, see Note 10 to the audited consolidated financial statements included in the Company’s Annual Report. As of September 30, 2025, the Company was a party to the following significant agreements pursuant to which payments were made during the three and nine months ended September 30, 2025 and 2024:
Teva Asset Purchase Agreement
Effective October 4, 2021, the Company entered into an agreement with Teva Pharmaceutical Industries, Ltd to acquire patents, know-how and other rights to ALTO-203 and a specified related compound (the “Teva Acquired Compound”), and assumed all post-acquisition liabilities related thereto. In April 2024, the Company achieved a clinical milestone related to the initiation of its Phase 2 proof-of-concept (“POC”) clinical trial evaluating ALTO-203 resulting in a cash payment of $0.5 million which was recorded in research and development expenses during the nine months ended September 30, 2024. Except for the foregoing $0.5 million milestone payment, no additional milestones or royalties were paid or accrued during the three and nine months ended September 30, 2025 or 2024 related to this agreement. For a detailed description of the financial terms of the Teva asset purchase agreement, see Note 10 to the audited consolidated financial statements included in the Annual Report.

MedRx License Agreement
On September 25, 2023, the Company entered into a joint development and license agreement (the “MedRx Agreement”) with MedRx Co., Ltd. (“MedRx”), pursuant to which the Company obtained an exclusive, sublicensable, worldwide license, with the right to sublicense, under certain patent rights and know-how of MedRx relating to transdermal drug delivery to develop (excluding any pre-clinical development), manufacture, and commercialize transdermally delivered pharmaceutical products comprising MedRx’s transdermal patch technology and the Company’s ALTO-101 (the “MedRx Licensed Products”) for all therapeutic, prophylactic, and diagnostic uses. The Company granted MedRx an exclusive, sublicensable, worldwide license under certain patent rights and know-how relating to ALTO-101 owned or controlled by the Company, including certain patents and know how licensed to the Company pursuant to the Sanofi Agreement, solely to conduct pre-clinical development and manufacturing of the MedRx Licensed Products for the Company in accordance with the MedRx Agreement and a separate manufacturing and supply agreement to be entered into between the Company and MedRx. In April 2024, the Company achieved the desired pharmacokinetic profile for ALTO-101 in a Phase 1 trial resulting in a milestone payment to MedRx comprising $0.8 million, paid in cash, as well as 46,875 shares of the Company’s common stock. The Company recognized $1.5 million of expense related to this milestone, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024. Except for the $1.5 million milestone discussed above, no additional milestones or royalties were paid or accrued during the three and nine months ended September 30, 2025 or 2024 related to this agreement. For a detailed description of the financial terms of the MedRx Agreement, see Note 10 to the audited consolidated financial statements included in the Annual Report.

Chase Asset Purchase Agreement
On May 31, 2025 (the “Chase Closing Date”), the Company entered into an Asset Purchase Agreement (“Chase Agreement”) with Chase Therapeutics Corporation (“Chase”) to acquire all patent, know-how and other rights to ALTO-207, ALTO-208, and certain related assets (the “Acquired Compounds”).

On the Chase Closing Date, the Company made an initial payment of $1.8 million in cash and reimbursed Chase $1.2 million to offset certain expenses incurred by the Seller in connection with the Chase Agreement, which are recorded in Research and development in the condensed consolidated statement of operations. The Company is obligated to pay Chase up to an aggregate of $71.5 million after the Chase Closing Date (the “Chase Milestone Payments”) upon the achievement of certain clinical, regulatory, and sales milestones related to the Acquired Compounds (the “Chase Milestone Events”). Of the potential Milestone Payments, $41.0 million in aggregate are tied to commercial success of the product candidates. Other than with respect to the first Chase Milestone Event, Chase may elect to receive the Chase Milestone Payments for each Chase Milestone Event either as cash or as restricted shares of the Company’s common stock, subject to an overall limitation of a maximum of 5,387,353 shares of common stock that may be issued pursuant to the Chase Agreement (representing 19.9% of the outstanding shares of the common stock as of the Chase Closing Date). No additional

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
milestones or royalties were paid or accrued during the three and nine months ended September 30, 2025 related to this agreement.

The number of shares of common stock issuable for a Chase Milestone Payment paid in restricted shares of common stock will be determined by dividing the Chase Milestone Payment by the applicable Company Stock Price (as defined below), rounded down to the nearest share. The Company Stock Price is defined as the five-day volume-weighted average price per share of common stock as reported by Bloomberg and calculated during regular trading hours over the five consecutive trading day period ending on: (a) with respect to a Chase Milestone Payment pursuant to Chase’s election to receive a Chase Milestone Payment as common stock, the first trading day immediately following an Achievement Notice (as defined in the Chase Agreement); and (b) with respect a Deadline Milestone Payment (as defined below), the first trading day immediately following the applicable anniversary of the Closing Date.

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
7. Stock-Based Plans
2024 Equity Incentive Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on the execution of the underwriting agreement related to the IPO. Under the 2024 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, RSAs, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2024 Plan is a successor to the 2019 Equity Incentive Plan, which was adopted by the Board of Directors in March 2019 (as amended, the “2019 Plan”). A total of 2,000,000 shares of common stock were approved to be initially reserved for issuance under the 2024 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2024 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2025 and continuing through and including January 1, 2034, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. Following effectiveness of the 2024 Plan, no further issuance may be made under the 2019 Plan.

As of September 30, 2025 and December 31, 2024, the total number of shares authorized to be issued under the 2024 Plan was 3,349,328 and 2,000,000, respectively. As of September 30, 2025 and December 31, 2024, there were 610,494 and 198 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan.

2025 Inducement Plan

On February 6, 2025, the Board adopted the 2025 Inducement Plan (the “Inducement Plan”), pursuant to which it reserved 500,000 shares of common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, and performance awards. As of September 30, 2025, no awards have been granted under the Inducement Plan.

Employee Stock Purchase Plan

As of September 30, 2025, the Company had not opened the Employee Stock Purchase Plan for enrollment, and therefore there were no purchases or share issuances during this period.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Option Repricing

In July 2025, the Company’s Board of Directors approved a stock option repricing, which was effective at the close of market on July 3, 2025 (“Repricing Effective Date”). The repricing generally applied to the outstanding options held by then current employees and consultants that had an exercise price greater than $2.35 per share. As of the Repricing Effective Date, the eligible options were immediately repriced such that the exercise price per share for such options was reduced to $2.35 (the closing price of the Company’s common stock on the New York Stock Exchange on the Repricing Effective Date), subject to certain retention requirements. The retention period is 12 months following the Repricing Effective Date and can be accelerated under certain conditions. If an eligible option is exercised prior to the end of the relevant retention period, the participant will be required to pay a premium exercise price equal to the original exercise price per share of such option. There were no changes to the number of shares underlying the eligible options or to the vesting schedules or expiration dates of the eligible options. There were 4,225,763 shares underlying the repriced options, which had then-current exercise prices ranging from $2.44 to $16.00 per share. An incremental $1.4 million of stock-based compensation expense will be recognized over the greater of the 12-month retention period or the remaining vesting period of the outstanding options. Options held by non-employee members of the Board were not eligible for the repricing. For the three months ended September 30, 2025, the Company recognized $0.3 million of incremental stock-based compensation expense in connection with the option repricing. In addition, the Company has $1.1 million of unrecognized stock based compensation related to the option repricing which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Options
The options have a 10-year life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service.
The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2025 for awards subject only to service-based vesting conditions were $2.12 and $2.88 per share, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2024 for awards subject only to service-based vesting conditions were $8.90 and $11.13 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	Nine months ended September 30,
	2025	2024
Exercise price	$3.82	$14.53
Fair value of common stock	$3.82	$14.53
Expected term (in years)	6.0	6.0
Volatility	88.3%	90.7%
Risk-free rate	4.2%	4.1%
Dividend yield	0.0%	0.0%

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share (1)	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding, December 31, 2024	4,515	$7.88	8.3	$2,109
Granted	1,041	3.82
Exercised	(154)	2.27		—
Forfeited and cancelled	(478)	6.35
Outstanding, September 30, 2025	4,924	$6.49	7.3	$1,840
Exercisable at September 30, 2025	2,151	$5.61	5.8	$1,439
(1) Since the reporting period covered by the table above is before the expiration of the aforementioned retention period and any employees who exercised their repriced stock options during the reporting period, with certain exceptions, would have to pay the original exercise price, the weighted average exercise price and intrinsic value in the table above does not reflect the effect of repricing.

As of September 30, 2025, there was approximately $14.8 million of unrecognized stock-based compensation expense related to these service-based unvested stock options, excluding the impact of the option repricing, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units
The table below summarizes activity related to RSUs subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2024	54	$14.88
Granted	—	—
Vested	(27)	14.88
Forfeited and cancelled	—	—
Outstanding, September 30, 2025	27	$14.88

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of September 30, 2025, the total unrecognized compensation related to unvested RSUs granted was $0.2 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 0.4 years.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue any Performance Awards during the three or nine months ended September 30, 2025 and 2024.
During the nine months ended September 30, 2024, clinical milestones were met which resulted in the vesting of 194,835 Performance Awards and the recognition of $0.9 million of stock-based compensation expense. During the nine

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
months ended September 30, 2025, there were 157,367 Performance Awards that were forfeited. As of September 30, 2025, there were 435,381 Performance Awards vested and outstanding, and no Performance Awards remain unvested. The Performance Awards have a contractual term of ten years. There is no unrecognized stock-based compensation expense related to Performance Awards.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$1,113	$1,025	$3,113	$2,891
General and administrative	1,076	973	3,049	3,174
Total stock-based compensation expense	$2,189	$1,998	$6,162	$6,065
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
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	September 30,
	2025	2024
Common Stock Warrants	170	36
Restricted Stock Units and Award	27	54
Stock options issued and outstanding	5,359	4,946
Total	5,556	5,036
9. Income Taxes
There is no provision for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of September 30, 2025 and December 31, 2024.

On July 4, 2025, new legislation (commonly known as the One Big Beautiful Bill Act or OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
others implemented through 2027. The Company does not expect the change to be material to the financial statements due to the Company’s full valuation allowance.
10. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock

Upon closing of the IPO in February 2024, all of the outstanding convertible preferred stock automatically converted into 13,664,261 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
Preferred Stock
Series A Preferred Stock Warrants
In May 2021, in connection with the closing of the Series A Preferred Stock Agreement, the Company issued warrants to the lead Series A investor to purchase an aggregate of 465,917 shares of Series A Preferred Stock (“Series A Preferred Stock Warrants”) at a price of $4.6996 per share. By their terms, the Series A Preferred Stock Warrants expired in February 2024 in connection with the IPO. The Series A Preferred Stock Warrants were exercised and net settled for shares of the Company’s common stock, which resulted in the issuance of 72,631 shares of common stock. The Company remeasured the fair value of the Series A Preferred Stock Warrants immediately prior to their exercise, resulting in an insignificant change in fair value during the nine months ended September 30, 2024. The resulting warrant liability was then extinguished upon the net exercise.

K2 Warrant
In December 2022, in connection with the closing of the Original Loan Agreement, the Company issued a warrant to the Lender to purchase a number of shares of the Company’s Series B convertible preferred stock, or at Lender’s election, next round stock (“K2 Warrant”). The number of shares of convertible preferred stock issuable upon exercise of the warrant was equal to (a) (i) 0.0375, multiplied by (ii) the aggregate principal amount of term loans actually funded under the Original Loan Agreement, divided by (b) the warrant price then in effect. Following the conversion of all outstanding convertible preferred stock to common stock upon the completion of the IPO in February 2024, the K2 Warrant became a warrant to purchase up to an aggregate of 35,773 shares of the Company’s common stock at an exercise price of $10.49 per share (referred to in Note 4 as the Original Warrant). The K2 Warrant was remeasured to fair value immediately prior to the conversion to a common stock warrant, and a change in fair value of $0.2 million was recognized during the nine months ended September 30, 2024. The Company determined that the K2 Warrant is equity-classified, and therefore the resulting warrant liability was reclassified to permanent equity, and is not subject to future remeasurement.

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

As of September 30, 2025 the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase.

The Company is conditionally obligated to issue a fixed number of additional shares in connection with the New Warrant (“Additional Warrants”) in the potential amount of 370,400 shares upon the funding of additional amounts under the Term Loan with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
contingently issuable Additional Warrants derivative liability had a de minimis value at the time of issuance and as of September 30, 2025. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that additional amounts under the Term Loan will be funded which would trigger the issuance of the Additional Warrants.

Common Stock and Authorized Shares
As of both September 30, 2025 and December 31, 2024, the Company had 500,000,000 authorized shares of common stock with a par value of $0.0001 per share, of which 27,168,369 and 26,986,560 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of September 30, 2025, no shares of preferred stock were issued or outstanding.
As of September 30, 2025 and December 31, 2024, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	September 30, 2025	December 31, 2024
K2 Warrants	170	36
Stock options issued and outstanding	5,359	5,108
Stock options available for future grant	610	—
Total	6,139	5,144
11. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. Other than as set forth below, the Company had no significant pending or threatened litigation as of September 30, 2025.

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

In addition, a consolidated stockholder derivative action, captioned In re Alto Neuroscience, Inc. Derivative Litigation, Lead Case No. 5:25-cv-07144-NW was filed on behalf of the Company against certain executive officers and certain current and former directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the putative class action described above. The plaintiffs seek unspecified damages, as well as interest, fees, and costs. The Company believes that these claims lack merit.

In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
arrangements is unknown at September 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Personnel expenses excluding stock-based compensation	$4,211	$5,872	$15,679	$15,109
Stock-based compensation	2,189	1,998	6,162	6,065
Direct external program expenses:
ALTO-100	1,705	2,479	4,330	6,802
ALTO-300	1,396	1,990	2,971	4,647
ALTO-101	1,388	1,355	3,250	2,703
ALTO-203	218	1,057	1,554	2,542
ALTO-207	345	—	703	—
Other research and development (a)	1,147	913	6,326	5,476
General and administrative (b)	2,352	3,222	8,334	8,269
Loss from operations	$14,951	$18,886	$49,309	$51,613
(a) Other research and development expenses primarily consists of license fees, facility charges, third party consultant costs, early research costs related to other product candidates, and other unallocated costs.
(b) General and administrative costs include professional fees, insurance, consultant fees and facility charges.
13. Subsequent Events
Private Placement

On October 19, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “Private Placement”) (i)3,832,263 shares (the “Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 4,622,251 shares of common stock (the “Pre-Funded Warrants”) in lieu of Shares. The purchase price per share of common stock was $5.9140 per share (the “Purchase Price”), and the purchase price for the Pre-Funded Warrants was $5.9139 per Pre-Funded Warrant.

The Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.9%.

The closing of the Private Placement occurred on October 21, 2025 (the “Closing”). The total net proceeds to the Company at the Closing were approximately $49.9 million, after deducting offering expenses payable by the Company.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which it agreed to prepare and file, within 45 days after the Closing (the “Filing Deadline”), one or more registration statements with the SEC to register for resale the common stock issued under the Purchase Agreement and the shares of common stock issuable upon conversion of the Pre-Funded Warrants (the “Warrant Shares”) issued pursuant to the Purchase Agreement (together, the “Registrable Securities”), and to cause the applicable registration statements to become effective

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
within a specified period after the Filing Deadline (the “Effectiveness Deadline”). The Company also agreed to use its reasonable best efforts to keep the registration statement effective until the earliest to occur of: (i) the date on which the Purchasers shall have resold all the Registrable Securities covered thereby; and (ii) the date on which the Registrable Securities may be resold by the Purchasers without registration and without regard to any volume, manner-of-sale, or publicly available information requirements.

The Company has granted the Purchasers customary indemnification rights in connection with the registration statement. The Purchasers have also granted the Company customary indemnification rights in connection with the registration statement.

Termination of Sales Agreement

As previously disclosed, on February 3, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company from time to time may offer and sell shares of its common stock through or to the Agent having an aggregate offering price of up to $75.0 million. On October 20, 2025, the Company delivered written notice to the Agent to terminate the Sales Agreement, effective October 30, 2025 in accordance with the terms of the Sales Agreement. The Company had not sold any shares of common stock under the Sales Agreement prior to termination.

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

Our pipeline of clinical-stage product candidates is depicted below:

Product Candidate (MOA/Target)	Lead Indication	Phase 1: Safety & Brain Effects	Phase 2: Clinical Effect in Biomarker Positive	Phase 3: Registration Trial(s)
ALTO-207 (D3/D2 & 5-HT3)	TRD	*Potentially Pivotal Trial*/Phase 2b & Ph. 3 Planned*		
ALTO-300 (MT1/2 & 5HT2C)	MDD	*Phase 2b Ongoing*		
ALTO-100 (BDNF)	Bipolar Depression	*Phase 2b Ongoing*		
ALTO-101 (PDE4)	Schizophrenia (CIAS)^	*Phase 2 POC Ongoing*		
ALTO-203 (H3)	MDD	*Phase 2 POC Completed*		
ALTO-202 (NMDA NR2B)	MDD			
ALTO-208 (D3/D2 & NK-1)	Parkinson's Disease			

^Fast Track Designation

**Trial qualifying as pivotal is subject to FDA feedback and review of data*

BDNF: Brain Derived Neurotrophic Factor; MDD: Major Depressive Disorder; PTSD: Post Traumatic Stress Disorder; TRD: treatment Resistant Depression; D3/D2: Dopamine Receptor Ligand D3 & D2; 5-HT3: 5-hydroxytryptamine Type 3; MT1/2: Melatonin Receptor 1 and 2; 5-HT2C: 5-Hydroxytriptamine Receptor 2C; PDE4: Phosphodiesterase-4; H3: Histamine H3 Receptor; NMDA NR2B: N-methyl-D-aspartate Receptor Subtype 2B NK-1: Neurokinin-1 Receptor

[1]We have active investigational new drug applications, or INDs, for each of, ALTO-207, ALTO-300, ALTO-100, ALTO-101, ALTO-203, and ALTO-202. ALTO-207, ALTO-100, ALTO-101, ALTO-203, and ALTO-202 were evaluated in Phase 1 safety trials by their respective originators prior to our acquisition or licensing of the product candidate.

Recent Developments

October 2025 Private Placement
In October 2025, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers in a private placement transaction, or Private Placement: (i) 3,832,263 shares of our common stock and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 4,622,251 shares of common stock, or Pre-Funded Warrants, in lieu of shares of common stock. The purchase price per share of common stock was $5.9140 per share, or the Purchase Price, and the purchase price for the Pre-Funded Warrants was $5.9139 per Pre-Funded Warrant. The closing of the Private Placement occurred on October 21, 2025. The total gross proceeds to us at the Closing were approximately $50.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $49.9 million.

Our Product Candidates

ALTO-207

In May 2025, we acquired ALTO-207 (formerly known as CTC-501) from Chase Therapeutics Corporation, or Chase. ALTO-207 is a fixed-dose combination of pramipexole, a dopamine D3-preferring D3/D2 agonist, approved for the treatment of Parkinson’s disease with demonstrated antidepressant effect, and ondansetron, an antiemetic, selective 5-HT3 receptor antagonist. As a fixed-dose combination, ALTO-207 is designed to enable rapid titration and higher dosing by mitigating the dose-limiting adverse events typically experienced with pramipexole. ALTO-207 is being developed to address the significant unmet need for patients with TRD. The planned Phase 2b trial of ALTO-207, which has the potential to serve as a pivotal trial subject to U.S. Food and Drug Administration, or FDA, feedback and review of data, is expected to initiate in the first half of-2026. Following a recent FDA meeting, we also expect to initiate a Phase 3 trial by early 2027 following Phase 3 readiness work and alignment with the FDA on the planned trial design.

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

Our acquisition of ALTO-207 was motivated by the results from the PAX-D study conducted by the University of Oxford. Results, which were recently published in The Lancet Psychiatry, showed pramipexole augmentation of antidepressant treatment, at a target dose of 2.5mg, demonstrated a large (Cohen’s d=0.87) reduction in symptoms relative to placebo at 12 weeks, but was associated with a high rate of adverse effects.  We believe the profile of ALTO-207 will enable higher dosing of pramipexole while mitigating the significant rates of nausea and vomiting that have limited its use for depression.

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

In October 2025, we announced that a blinded pharmacokinetic, or PK, analysis from the first cohort of patients in our ongoing Phase 2b study evaluating ALTO-100 as a treatment for BPD demonstrated that 96% of samples for ALTO-100 qualified as PK positive. A sample was considered PK positive if observed drug levels were above a pre-specified minimum threshold. We believe these results underscore the effectiveness of the operational adjustments made to trial design and execution following the completion of the ALTO-100 MDD Phase 2b trial. Enrollment in this trial is ongoing, with a target of approximately 200 patients, and we expect to report topline data from the study in the second half of 2026.

In the fourth quarter of 2024, we completed the Phase 2b trial evaluating ALTO-100 as a treatment for MDD. The clinically meaningful signal in the adjunctive subgroup and the evidence of biomarker enrichment in the compliant subset of patients support the ongoing Phase 2b trial of ALTO-100 as an adjunctive treatment in BPD.

ALTO-203

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

In September 2025, we announced positive results from an independent, prospective replication study evaluating EEG biomarkers in people with schizophrenia. The study successfully replicated previous findings, demonstrating that event-related theta-band responses, particularly theta-band inter-trial coherence, or ITC, robustly differentiate people with schizophrenia from healthy individuals. The results support the use of this objective, brain-based measurement in identifying and evaluating patients.

In October 2025, the FDA granted Fast Track designation to ALTO-101 for the treatment of CIAS. Also in October 2025, we announced that a blinded PK analysis from the first cohort of patients in our ongoing trial evaluating ALTO-101 as a treatment for CIAS demonstrated that 100% of samples tested for ALTO-101 qualified as PK positive. We believe these positive results demonstrate patient receptivity and engagement with the treatment regimen. Enrollment remains ongoing and we expect to report topline data from this study in the first quarter of 2026.

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

Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our initial public offering, or IPO, the Private Placement, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $14.2 million and $47.1 million for the three and nine months ended September 30, 2025, respectively. Our net losses were $16.8 million and $46.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $185.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
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
As of September 30, 2025, we had cash, cash equivalents and restricted cash of $138.3 million, and in October 2025, we raised approximately $49.9 million in net proceeds from the Private Placement. We believe that our existing cash and cash equivalents, including the Private Placement proceeds will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including enhanced development of ALTO-207. See “—Liquidity and Capital Resources.”

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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,
	2025	2024

Operating expenses:
Research and development	$10,525	$13,060
General and administrative	4,426	5,826
Total operating expenses	14,951	18,886
Loss from operations	(14,951)	(18,886)
Other income (expense):
Interest income	1,532	2,500
Interest expense	(650)	(349)
Other, net	(112)	(48)
Total other income, net	770	2,103
Net loss	$(14,181)	$(16,783)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended September 30,
	2025	2024

Direct external program expenses:
ALTO-100	$1,705	$2,479
ALTO-300	1,396	1,990
ALTO-101	1,388	1,355
ALTO-203	218	1,057
ALTO-207	345	—
Other clinical development	206	759
Asset acquisition and license fees	6	15
Internal and unallocated expenses:
Personnel-related costs	4,326	5,266
Other unallocated expenses	935	139
Total research and development expenses	$10,525	$13,060

Research and development expenses were $10.5 million for the three months ended September 30, 2025, compared to $13.1 million for the three months ended September 30, 2024. Current period activity varied from prior year activity as follows:

•a decrease of $1.6 million in clinical development related expenses primarily driven by the completion of our ALTO-100 Phase 2b trial in MDD and our ALTO-203 Phase 2 POC clinical trial; and

•a decrease of approximately $0.6 million in expenses related to ALTO-300 primarily driven by timing of subject visits in the ongoing Phase 2b trial in MDD; and

•a decrease of $0.9 million in salary and personnel related costs during the three months ended September 30, 2025.

The above decreases in research and development expenses were offset by:

•an increase of approximately $0.3 million in expenses related to development of our ALTO-207 program ; and

•an increase of approximately $0.8 million in expenses related to early research.
General and Administrative Expenses
General and administrative expenses were $4.4 million for the three months ended September 30, 2025, compared to $5.8 million for the three months ended September 30, 2024. The decrease of $1.4 million was primarily due to decreases in payroll related expenses and a decrease in professional fees.
Other Income (Expense)
Other income, net decreased $1.3 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in interest income of $1.0 million and an increase in interest expense of $0.3 million.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024

Operating expenses:
Research and development	$33,623	$36,196
General and administrative	15,686	15,417
Total operating expenses	49,309	51,613
Loss from operations	(49,309)	(51,613)
Other income (expense):
Interest income	5,042	6,716
Interest expense	(1,894)	(1,042)
Other, net	(214)	(291)
Loss on debt extinguishment	(681)	—
Total other income, net	2,253	5,383
Net loss	$(47,056)	$(46,230)

Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Nine months ended September 30,
	2025	2024

Direct external program expenses:
ALTO-100	$4,330	$6,802
ALTO-300	2,971	4,647
ALTO-101	3,250	2,703
ALTO-203	1,554	2,542
ALTO-207	703	—
Other clinical development	815	1,841
Asset acquisition and license fees	2,967	2,043
Internal and unallocated expenses:
Personnel-related costs	14,489	14,025
Other unallocated expenses	2,544	1,593
Total research and development expenses	$33,623	$36,196
Research and development expenses were $33.6 million for the nine months ended September 30, 2025, compared to $36.2 million for the nine months ended September 30, 2024. Current period activity varied from prior year activity as follows:

•a decrease of approximately $3.5 million in clinical development related expenses primarily driven by the completion of our ALTO-100 Phase 2b trial in MDD and our ALTO-203 Phase 2 POC clinical trial; and

•a decrease of approximately $1.7 million in expenses related to ALTO-300 primarily driven by timing of subject visits in the ongoing Phase 2b trial in MDD.

The above decreases in research and development expenses were offset by:

•an increase of approximately $0.7 million in expenses related to development of our ALTO-207 program; and

•an increase of approximately $0.5 million in expenses related to our Phase 2 POC trial of ALTO-101, which began in 2024; and

•an increase of approximately $1.0 million in asset acquisition and licensing fees primarily driven by fees related to the Chase asset acquisition during the nine months ended September 30, 2025; and

•an increase of approximately $0.5 million in salary and personnel related costs.
General and Administrative Expenses
General and administrative expenses were $15.7 million for the nine months ended September 30, 2025, compared to $15.4 million for the nine months ended September 30, 2024.
Other Income (Expense)
Other income, net decreased $3.1 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease in interest income of $1.7 million, an increase in interest expense of $0.9 million, and an increase in expense of $0.7 million related to debt extinguishment costs ($0.4 million of which was non-cash) for our Amended Term Loan.

Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. We have not yet commercialized any of our product candidates, which are in various phases of development, and we do not expect to generate revenue from sales of any of our product candidates for several years, if at all. As we progress through the phases of development, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our IPO, the Private Placement, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $138.3 million and $168.7 million, respectively.
Private Placement

In October 2025, we entered into the Purchase Agreement with the Purchasers pursuant to which we agreed to sell and issue to the Purchasers in the Private Placement: (i) 3,832,263 shares of our common stock and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 4,622,251 shares of common stock in lieu of shares of common stock. The Purchase Price was $5.9140 per share and the purchase price for the Pre-Funded Warrants was $5.9139 per Pre-Funded Warrant. . The Private Placement closed on October 21, 2025. The total gross proceeds to us at the Closing were approximately $50.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $49.9 million.

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

As of December 31, 2024, we had an outstanding principal balance of $10.0 million under the Original Loan Agreement. As of September 30, 2025, we had an outstanding principal balance of $20.0 million under the Amended Loan Agreement.

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
Convertible Grant Agreement
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches. As of September 30, 2025, we had drawn $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein, which may or may not be achieved. In addition to the funds that we have drawn down as of September 30, 2025, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement.

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

On February 3, 2025, we also simultaneously entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC, or the Sales Agent, pursuant to which we could issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through or to the Sales Agent. We terminated the Sales Agreement effective as of October 30, 2025. We had not sold any shares of common stock under the Sales Agreement prior to termination.

No shares of common stock have been issued and sold to date pursuant to the Sales Agreement.

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024

Net cash used in operating activities	$(40,253)	$(34,403)
Net cash used in investing activities	(24)	(1,569)
Net cash provided by financing activities	9,893	135,642
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(17)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30,413)	$99,653
Operating activities
Net cash used in operating activities was $40.3 million for the nine months ended September 30, 2025, as compared to $34.4 million for the nine months ended September 30, 2024. The increase in cash used was the result of an increase in net losses of $0.8 million and a change in accrued liabilities and other liabilities of $5.7 million primarily due to the timing of bonus and payroll payments. The increase in cash used in operating activities was partially offset by recognition of a non-cash loss on debt extinguishment related to the Amended Loan Agreement.
Investing activities
The net cash used in investing activities for the nine months ended September 30, 2025 was negligible.

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2024, for corporate and clinical trial related capital expenditures, specifically EEG machines utilized in our clinical trials.
Financing activities
Net cash provided by financing activities was $9.9 million for the nine months ended September 30, 2025, primarily related to the net increase in borrowings under our Amended Loan Agreement, the drawdown of $0.8 million under our Convertible Grant Agreement and $0.4 million of cash provided from the exercise of stock options.
Net cash provided by financing activities was $135.6 million for the nine months ended September 30, 2024, primarily related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $3.2 million of other offering expenses paid during the nine months ended September 30, 2024.
Future Funding Requirements

We believe that our existing cash and cash equivalents of $137.8 million as of September 30, 2025, together with both the net proceeds from the Private Placement and anticipated proceeds under our Convertible Grant Agreement with Wellcome Trust, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including enhanced development of ALTO-207. This estimate reflects both our prioritization efforts to improve operating efficiency, including reducing headcount in May 2025 which resulted in short-term severance costs, and our re-deployment of long-term savings toward new programs such as ALTO-207 and ALTO-208. However, our forecast of the period of time through which our financial resources will be adequate to support our soperations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.

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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of September 30, 2025 consist primarily of obligations under both our Amended Loan Agreement (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and our lease commitment for our headquarters office space located in Mountain View, California with an initial lease term of 65 months that terminates in March 2030 for which we currently have a $6.4 million commitment remaining. If the Company elects to terminate the lease after the third lease year, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.
In July 2024, we entered into the Convertible Grant Agreement with Wellcome. The Convertible Grant Agreement provides for the Convertible Loan from Wellcome of up to approximately $11.7 million, payable in six tranches, $2.0 million of which has been funded as of September 30, 2025, and the remainder of which will be funded upon draw down of the remaining initiation payment or the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein. For additional information regarding the Convertible Grant Agreement, see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments. We have milestones, royalties, and/or other payments due to third parties under our existing license agreements. For additional information concerning these agreements, which are described below, including a detailed description of the financial terms, please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, Note 10 to our audited consolidated financial statements included in our Annual Report, and the section titled “Business— License and Other Agreements” in our Annual Report.

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

Other than as described above, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on July 21, 2025, a purported stockholder of the Company filed a putative class action lawsuit against us, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California alleging violations of the Securities Act and Exchange Act related to our IPO and subsequent public disclosures. In addition, a consolidated stockholder derivative action was filed on behalf of the Company against certain executive officers and certain current and former directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws, which claims arise out of the same factual allegations as the putative class action described above. See “Part II, Item 1. Legal Proceedings” in this Quarterly Report for additional information regarding this matter. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, results of operations, or financial condition.
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

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Form of Pre-Funded Warrant	8-K	001-41944	4.1	10/20/2025

10.1+	Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

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

ALTO NEUROSCIENCE, INC.

Date:	November 12, 2025	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	November 12, 2025	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer and Chief Business Officer