Form 10-K
period 2025-12-31
Alto Neuroscience, Inc.
filed 2026-03-16
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $55.2 million.
The number of shares of registrant’s Common Stock outstanding as of March 9, 2026 was 31,945,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2025.

Unless context otherwise requires, the terms the “Company,” “Alto,” “we,” “us,” “our,” and similar references in this Annual Report on Form 10-K refer to Alto Neuroscience, Inc. and its consolidated subsidiary.

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

Part I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from our scalable and proprietary Precision Psychiatry Platform, or our Platform, we aim to discover brain-based biomarkers to better identify which patients are more likely to respond to our novel product candidates. Our current pipeline consists of seven clinical-stage assets addressing high-need therapeutic areas, including major depressive disorder, or MDD, bipolar depression, or BPD, treatment resistant depression, or TRD, schizophrenia, and Parkinson’s disease. Each of our programs, including our most advanced program — ALTO-207, are supported by robust clinical data in the respective patient populations in which we are developing them.
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

We continue to expand our platform. In 2025, we identified and prospectively replicated an EEG biomarker that captures brain activity patterns in people with MDD that are more likely to elicit a larger response to placebo. We believe this biomarker can be used throughout the development of novel medicines for depression to reduce the signal-to-noise ratio and improve the detection of true therapeutic response.

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
Expand our pipeline by strategically evaluating in-licensing and acquisition opportunities
•We plan to seek opportunities to in-license, acquire, or partner on new product candidates in clinical indications where we are able to offer unique expertise to potentially enhance the product candidate’s value and potentially streamline development through targeted patient selection.
Selectively partner our product candidates to maximize their value to patients and our stockholders
•As we advance the development of our product candidates, in addition to internal commercial capabilities that we may establish, we may also selectively partner with global pharmaceutical companies to maximize the value of our targeted product candidates and robust intellectual property portfolio.
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

Our pipeline of clinical-stage product candidates is depicted below:

Product Candidate (MOA/Target)	Lead Indication	Phase 1: Safety & Brain Effects	Phase 2: Clinical Effect in Biomarker Positive	Phase 3: Registration Trial(s)
ALTO-207 (D3/D2 & 5-HT3)	TRD		*Potentially Pivotal Trial*/Phase 2b & Ph. 3 Planned*	
ALTO-300 (MT1/2 & 5HT2C)	MDD		*Phase 2b Ongoing*	
ALTO-100 (BDNF)	Bipolar Depression		*Phase 2b Ongoing*	
ALTO-101 (PDE4)	Schizophrenia (CIAS)^		*Phase 2 POC Ongoing*	
ALTO-203 (H3)				
ALTO-202 (NMDA NR2B)	MDD			
ALTO-208 (D3/D2 & NK-1)	Parkinson's Disease			

*Trial qualifying as pivotal is subject to FDA feedback and review of data
^Fast Track Designation

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

ALTO-207
ALTO-207 is a fixed-dose combination of pramipexole, a dopamine D3-preferring D3/D2 agonist, approved for the treatment of Parkinson’s disease with demonstrated antidepressant effect through multiple robust randomized, placebo-controlled clinical trials, and ondansetron, an antiemetic, selective 5-HT3 receptor antagonist. As a fixed-dose combination, ALTO-207 is designed to enable rapid titration and higher dosing by mitigating the dose-limiting adverse events typically experienced with pramipexole. ALTO-207 is being developed to address the significant unmet need for patients with TRD. The planned Phase 2b trial of ALTO-207, which has the potential to serve as a pivotal trial subject to U.S. Food and Drug Administration, or FDA, feedback and review of data, is expected to initiate in the first half of 2026. Following an FDA meeting in October 2025, we also expect to initiate a Phase 3 trial by early 2027 following Phase 3 readiness work and alignment with the FDA on the planned trial design.

In May 2025, we acquired ALTO-207 (formerly known as CTC-501) from Chase Therapeutics Corporation, or Chase. See “—License and Other Agreements—Chase Asset Purchase Agreement” for additional information. Prior to the acquisition, Chase completed a randomized, placebo-controlled Phase 2a clinical trial evaluating CTC-501 in 32 patients with depression. CTC-501 met the primary and secondary endpoints in this trial, demonstrating statistically significant and clinically meaningful improvements on the Montgomery Åsberg Depression Rating Scale, or MADRS, compared to placebo. Patients randomized to receive CTC-501 reached a mean dose of 4.1mg per day. Real-world data demonstrate that it is challenging to achieve doses above 1mg per day of pramipexole. CTC-501 was generally well tolerated in the maintenance period of the study with an adverse event rate similar to placebo.

Our acquisition of ALTO-207 was motivated by the results from the PAX-D study conducted by the University of Oxford. Results, which were recently published in The Lancet Psychiatry, showed pramipexole augmentation of antidepressant treatment, at a target dose of 2.5mg, demonstrated a large (Cohen’s d=0.87) reduction in symptoms relative to placebo at 12 weeks (and continuing through 48 weeks), but was associated with a high rate of adverse effects.  We believe the profile of ALTO-207 will enable higher dosing of pramipexole while mitigating the significant rates of nausea and vomiting that have limited its use for depression. The graph below depicts the effects of pramipexole and placebo over the 48-week treatment period in the PAX-D study on the left, and the dropouts due to adverse events on the right.

About the Completed Phase 2a Trial for CTC-501

Chase completed a randomized, placebo-controlled Phase 2a clinical trial evaluating CTC-501 in 32 patients with depression. The study consisted of two periods, a dose titration period in which patients were dosed with increasing dose levels of CTC-501 or placebo at increments of 1 mg/day (or matching placebo) until the maximum allowed dose (or first intolerable dose) was reached. Patients were then maintained for an eight-week treatment period at either the maximum allowed dose or their maximum tolerated dose (1 mg/day lower than their first intolerable dose in the titration period). The primary endpoint in the study was defined as overall tolerability and achievement of higher dose levels of pramipexole when combined with ondansetron. Clinical efficacy was evaluated as a secondary exploratory endpoint in the study.

The primary endpoint was achieved in the study. Patients randomized to receive CTC-501 reached a mean dose of 4.1mg per day with 67% of patients achieving the highest allowable dose of 5mg/day. CTC-501 was generally well tolerated in the maintenance period of the study.

The clinical efficacy measures were evaluated as secondary endpoints and across measures CTC-501 demonstrated large, clinically meaningful, effects. CTC-501 demonstrated statistically significant and clinically meaningful improvements from baseline compared to placebo on depression symptoms as measured by the MADRS (LSM Δ vs. placebo at Week 8 = -8.2, p=0.025, Cohen’s d=1.1). CTC-501 also demonstrated a significantly greater improvement compared to placebo on the Clinician Global Impression Scale of Severity, or CGI-S (LSM Δ vs. placebo at Week 8 = -0.76, p=0.04, Cohen’s d=1.0). The results on the clinical efficacy measures are depicted below.

Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms related to ALTO-207.
ALTO-300
Overview
ALTO-300 is an investigational oral, small molecule melatonergic (MT1 and MT2) agonist and serotonergic (5-HT2C) antagonist with antidepressant properties. We are developing ALTO-300 as an adjunctive treatment in the United

States for patients with MDD, characterized by an EEG biomarker. The compound has been approved as an antidepressant in Europe and Australia with the International Nonproprietary Name agomelatine at both 25mg and 50mg, but has not been approved in the United States.

We are currently evaluating ALTO-300 in a six-week, double-blind, placebo-controlled, randomized Phase 2b clinical trial in patients with MDD characterized by an EEG biomarker signature. We expect to enroll approximately 200 biomarker positive patients in the final analysis sample, which is therefore expected to result in approximately 320 patients enrolled in the study in total (inclusive of biomarker negative patients and patients not included in the final analysis sample as a result of the completed blinded site and patient case review). Patients are randomized to receive either 25mg of ALTO-300 once daily before bedtime, or QHS, or placebo in addition to a background antidepressant, to which they have had inadequate response, over a six-week treatment period. Patients are then enrolled into an eight-week open-label extension in which they receive 25mg QHS of ALTO-300. The primary endpoint in the trial is the change in MADRS score from baseline to week six in the EEG biomarker positive group. We expect to report topline data from this trial in mid-2026.

The ALTO-300 biomarker—a measure of reduced neural signaling stability—has been replicated and reverse translated to animals to elucidate a mechanistic link. In the preclinical model, administration of a 5-HT2C agonist led to a dose-related increase in EEG irregularity using the same measure as the human biomarker. Building on these results, we have now demonstrated the successful standardization of EEG enrichment marker acquisition through a platform that facilitates the identification of patients potentially most likely to respond to ALTO-300. Given the prevalence of patients with the biomarker profile observed in our clinical trials to date, we estimate approximately 50% of patients with MDD to be eligible candidates for potential treatment with ALTO-300 if approved.

Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms related to ALTO-300.
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

Agomelatine has been studied in thousands of patients globally, including a Phase 3 clinical development program for MDD in the United States by Novartis. In these studies, the observed antidepressant effects of 25mg and 50mg agomelatine were approximately similar. However, higher rates of reversible liver enzyme elevation have been observed in the 50mg relative to the 25mg dose, both in Servier’s studies and in clinical practice. We are developing only 25mg agomelatine as ALTO-300.  In comparison to the 50mg dose of agomelatine, the 25mg dose has been shown to have equivalent antidepressant efficacy and has not been associated with reversible, low liver enzyme elevations observed with the 50mg dose. A published meta analysis including more than 58,000 patients demonstrated that agomelatine is not associated with elevated aspartate transferase, or AST, or alanine transaminase, or ALT, unlike certain other commonly used antidepressants. In our development program, including our completed Phase 2a and ongoing Phase 2b study, we have observed low rates of liver function test, or LFT, elevations (greater than 3 times the upper limit of normal, or ULN) with the 25mg dose which supports our strategy of developing only the 25mg dosage strength.
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

A blinded pharmacokinetic, or PK, analysis from the first cohort of patients in this trial demonstrated that 96% of samples for ALTO-100 qualified as PK positive. A sample was considered PK positive if observed drug levels were above a pre-specified minimum threshold. We believe these results underscore the effectiveness of the operational adjustments made to trial design and execution following the completion of the ALTO-100 MDD Phase 2b trial. Enrollment in this trial is ongoing, with a target of approximately 200 patients, and we expect to report topline data from the study in the second half of 2026.

In July 2024 we reported that this Phase 2b study is supported in part by a funding award from The Wellcome Trust Limited. See “—License and Other Agreements—The Wellcome Trust Limited Convertible Grant Agreement” for additional information.

Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms related to ALTO-100.
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
Our Completed ALTO-100 Phase 2b Trial in MDD
In October 2024, we announced that our Phase 2b study of ALTO-100 in patients with MDD did not meet its primary endpoint, assessed by a change from baseline in MADRS compared to placebo. The topline results included the primary and key secondary analyses in the biomarker positive modified-intent-to-treat, or mITT, population which included monotherapy and adjunctive treatment populations combined (n=196) and the monotherapy population alone (n=135). We further reported that the favorable safety and tolerability profile of ALTO-100 was consistent with previously reported studies. Overall, placebo response was well-managed, and the biomarker did not enrich for a larger placebo response in the study. The primary and pre-specified key secondary analyses are depicted in the table below.

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

In the subset of patients that had evidence of taking ALTO-100 through blood sample analysis, a greater improvement was observed with ALTO-100 compared to placebo in the patients with the cognitive biomarker (shown below on left), and the patients with the cognitive biomarker demonstrated a greater improvement than those without the biomarker (right). The analyses in the PK positive sample are supportive of the overall potential efficacy of ALTO-100 in patients with the cognitive biomarker.

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
ALTO-101
Overview
ALTO-101 is an investigational brain-penetrant phosphodiesterase 4, or PDE4, inhibitor that we are developing in a novel transdermal formulation for the treatment of Cognitive Impairment Associated with Schizophrenia, or CIAS. Through this unique formulation, ALTO-101 is designed to retain the desired brain effects shown with the oral formulation and avoid tolerability challenges and adverse effects known to be associated with PDE4 inhibitors. In our completed Phase 1 trial, we observed robust effects of ALTO-101 on cognitive processing, measured with EEG, and cognitive test performance. We are currently evaluating ALTO-101 in a Phase 2 proof-of-concept, or POC, trial, which consists of a cross-over, double-blind, placebo-controlled, dose-escalating treatment. We recently completed enrollment of 83 participants in this trial and we expect to complete the trial and report topline data around the end of the first quarter of 2026.

The primary endpoint in the trial is the effect of ALTO-101 on theta band activity, the EEG measure shown to be best related to CIAS in replicated analyses of large schizophrenia datasets. Objective cognitive performance will also be evaluated. In September 2025, we announced positive results from an independent, prospective replication study evaluating EEG biomarkers in people with schizophrenia. The study successfully replicated previous findings, demonstrating that event-related theta-band responses, particularly theta-band inter-trial coherence, or ITC, robustly differentiates people with schizophrenia from healthy individuals. The results support the use of this objective, brain-based measurement in evaluating drug activity in this patient population.

In October 2025, the FDA granted Fast Track designation to ALTO-101 for the treatment of CIAS.

Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms related to ALTO-101.
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

In June 2025, we announced the completion of our exploratory Phase 2 POC trial of ALTO-203 in MDD with elevated levels of anhedonia and the resulting identification of a patient selection biomarker and positive pharmacodynamic results. The exploratory Phase 2 POC trial, which enrolled 69 patients, was conducted in two sequential, double-blind, placebo-controlled periods. The trial was designed to characterize the pharmacodynamic, pharmacokinetic, safety, and tolerability profile of ALTO-203 across two dose levels compared to placebo in a crossover design. In the first period, patients received a single-dose of ALTO-203 or placebo, and the outcome measure was designed to evaluate pharmacodynamic effects. An acute change in positive emotion was assessed by the alertness and mood components of the Bond-Lader Visual Analog Scale (BL-VAS), an established scale of subjective emotion also used in a prior Phase 1 trial of ALTO-203. In the second period, patients received ALTO-203 or placebo once daily over a 28-day treatment period to evaluate the clinical activity and safety of ALTO-203. The study was powered based on the outcomes being evaluated in the first period and was not powered to detect statistical significance on traditional depression outcome scales (e.g., MADRS).

The profile exhibited by ALTO-203 in the exploratory POC trial demonstrated clear effects on objective measures of attention and wakefulness, with observed improvements linked to changes in the EEG theta/beta ratio—a biomarker indexing cortical arousal and attentional control. This biomarker is FDA-cleared for use alongside clinical evaluation in the diagnosis of attention-deficit/hyperactivity disorder or ADHD, reinforcing its clinical relevance. These findings replicate results from the Phase 1 study in healthy volunteers, where ALTO-203 treatment led to improvements in sustained attention and reductions in the EEG theta/beta ratio. Baseline EEG theta/beta ratio predicted attentional benefits of ALTO-203 in both the Phase 1 study and exploratory Phase 2 POC trial. A higher-than-expected placebo response was observed on Bond & Lader measurements, therefore no significant separation of subjective effects between ALTO-203 and placebo were observed.

Additionally, we presented data in early 2026 demonstrating the potential benefits of ALTO-203 in indications with excessive daytime sleepiness/hypersomnolence and/or impairments in sustained attention. We continue to evaluate the best indication to pursue with ALTO-203, and expect to provide further details on planned development in the future.

Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms related to ALTO-203.
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

Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms related to ALTO-202.
ALTO-208
ALTO-208 is a fixed-dose combination of pramipexole and aprepitant, an antiemetic, neurokinin-1 (NK-1) receptor antagonist. We plan to develop ALTO-208 for patients with Parkinson’s disease, or PD. In May 2025, we acquired ALTO-208 (formerly known as CTC-413) from Chase. See “—License and Other Agreements—Chase Asset Purchase Agreement” and “—Intellectual Property—Product Candidate Patent Portfolio” for additional information.

About the Completed Phase 2a Trial for CTC-413

Chase completed a blinded Phase 2a clinical trial evaluating CTC-413 (pramipexole co-administered with aprepitant) in 13 patients with PD. The study consisted of two periods. Patients in the treatment group were initially titrated to the maximum allowed dose of standard pramipexole extended release (4.5 mg/day). Patients were then switched to CTC-413 until the maximum allowed dose of 9mg/day (or first intolerable dose) was reached. Following three months of maintenance, patients returned to their pre-study regimen for final assessment.

The mean tolerated dose of CTC-413 significantly exceeded pramipexole (p<0.001). Six subjects (67%) tolerated CTC-413 at the maximum dose of 9.0mg/day and all but one remained on that dose throughout the final three-month treatment period. CTC-413 demonstrated favorable safety and tolerability with no unexpected, serious or persistent issues.
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
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with The Wellcome Trust Limited, or Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches. As of December 31, 2025, we had drawn down $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein, which may or may not be met in a timely manner or at all. In addition to the funds that we have drawn down as of December 31, 2025, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement.

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
Chase Asset Purchase Agreement
In May 2025, we entered into an asset purchase agreement, or the Chase Agreement, with Chase Therapeutics Corporation, or Chase, pursuant to which we acquired all patent, know-how and other rights to ALTO-207, ALTO-208, and certain related asset, or the Acquired Chase Compounds. On the May 31, 2025 closing date, or the Chase Closing Date, we made an initial payment of $1.8 million in cash and reimbursed Chase $1.2 million to offset certain expenses incurred by Chase in connection with the Chase Agreement. We are obligated to pay Chase up to an aggregate of $71.5 million after the Chase Closing Date, or the Chase Milestone Payments, upon the achievement of certain clinical, regulatory, and sales milestones related to the Acquired Chase Compounds, or the Chase Milestone Events. Of the potential Chase Milestone Payments, $41.0 million in aggregate are tied to commercial success of the product candidates. Other than with respect to the first Chase Milestone Event, Chase may elect to receive the Chase Milestone Payments for each Chase Milestone Event either as cash or as restricted shares of our common stock, subject to an overall limitation of a maximum of 5,387,353 shares of common stock that may be issued pursuant to the Chase Agreement (representing 19.9% of the outstanding shares of the common stock as of the Chase Closing Date). No additional milestones or royalties were paid or accrued during the year ended December 31, 2025 related to this agreement.

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

We must use commercially reasonable efforts to develop, seek Regulatory Approval (as defined in the Chase Agreement) for, and commercialize products containing or comprising the Acquired Chase Compounds in the United States. If we fail to achieve certain Chase Milestone Events by an agreed date, we must either pre-pay a portion of the relevant Chase Milestone Payment associated with that Chase Milestone Event, or a Deadline Milestone Payment, which pre-payment obligation may be paid in restricted shares of Common Stock, or transfer the related Acquired Chase Compound back to Chase, in our sole discretion.

Please refer to the section titled “—Intellectual Property—Product Candidate Patent Portfolio” for details of certain patent terms related to the Acquired Chase Compounds.
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

As of December 31, 2025, we owned, co-owned, or have an exclusive license to approximately 235 patents and pending patent applications in the United States and foreign jurisdictions, including 35 issued U.S. patents and 97 issued foreign patents, with expected expiry dates between 2026 and 2046, without taking into account potentially available patent term adjustments or extensions in the United States and other countries, and assuming payment of all appropriate maintenance, renewal, and annuity fees.
Product Candidate Patent Portfolio
As of December 31, 2025, we owned, co-owned, or have an exclusive license to approximately 167 patents and pending patent applications in the United States and foreign jurisdictions relating to our product candidates, including 18 issued U.S. patents and 63 issued foreign patents. Patents and patent applications directed to our most advanced programs are summarized below.
ALTO-207
With respect to ALTO-207, as of December 31, 2025, we owned one issued U.S. patent, 10 issued foreign patents, 10 pending U.S. patent applications, 10 pending foreign applications, and two pending international application with claims directed to the ALTO-207 formulation and a method of treating depression. Any patents covering the ALTO-207 formulation or method of treating depression that have or may issue are expected to expire in 2038 or 2046, respectively, and in each case, without taking into account any possible patent term adjustment or extensions or terminal disclaimers, and assuming payment of all appropriate maintenance, renewal, and annuity fees. Our foreign patents and pending patent applications are filed in jurisdictions including Australia, Brazil, Canada, China, European Patent Office, Hong Kong, Israel, India, Japan, South Korea, Macau, Mexico, and Taiwan.
ALTO-300
With respect to ALTO-300, as of December 31, 2025, we owned one issued U.S. patent, two U.S. pending patent applications and one pending international application with claims directed to a method of treating depression in patients with certain EEG measurements. Any patents that issue from such pending patent applications are expected to expire in 2044, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
ALTO-100
With respect to ALTO-100, as of December 31, 2025, we owned four issued U.S. patents, 18 issued foreign patents, five pending U.S. patent applications, and 20 pending foreign applications with claims directed to composition of matter, method of manufacturing, and method of treating depression. The patents covering the method of manufacturing ALTO-100 are expected to expire in 2030. We in-license one patent from Dow directed to certain intermediate compounds useful in the manufacturing ALTO-100, which patent is expected to expire in 2029. Any patents covering the method of treating depression that may issue from such pending patent applications are expected to expire in 2042 or 2043, in each case, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. Our foreign patents and pending patent applications are filed in jurisdictions including Australia, Brazil, Canada, China, Israel, India, Japan, South Korea, Mexico, Philippines, Singapore, Hong Kong, Czech Republic, Germany, Spain, France, United Kingdom, Ireland, and Italy.
ALTO-101
With respect to ALTO-101, as of December 31, 2025, we owned two U.S. pending patent applications and two pending international applications with claims directed to method of treatment of neuropsychiatric disorders. Any patents that issue from these applications would be expected to expire in 2044 or 2045, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. We also exclusively in-license from Sanofi one issued U.S. patent and three issued foreign patents in Germany, France, and United Kingdom, which are expected to expire in 2033, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. Additionally, we exclusively in-license from MedRx one issued U.S. patent, eight issued foreign patents in Germany, Spain, France, United Kingdom, Italy, Japan and China, as well as one pending U.S. patent applications. The issued U.S. and foreign patents that are in-licensed from MedRx are expected to expire in 2034, and any patent issued from the pending patent application is expected to expire in 2034, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. We also co-own one pending international patent application with MedRx and two pending U.S. applications which are directed to an ALTO-101 formulation, which is expected to expire in 2044 or 2046, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
ALTO-203
With respect to ALTO-203, as of December 31, 2025, we owned three issued U.S. patents with claims directed to composition of matter and method of treatment for cognition/cognitive disorders. These patents are expected to expire in 2027, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. In addition, we own one U.S. application and one international application with claims directed to a method of treating a psychiatric or neurological disorder in a patient who has anhedonia with ALTO-203. These patents are expected to expire in 2044, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. We also own a U.S. patent application directed to a method of treating disorders in patients exhibiting a particular biomarker with ALTO-203. This patent is expected to expire in 2046, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
ALTO-202
With respect to ALTO-202, as of December 31, 2025, we in-licensed from Cerecor one issued U.S. patent (owned by Merck and licensed to Cerecor) with claims directed to the composition of matter (ALTO-202 compound), which is expected to expire in 2026. We also in-licensed from Cerecor (co-owned with Merck) four issued U.S. patents and nine foreign issued patents or pending applications in Australia, Canada, China, Germany, Spain, France, India, United Kingdom, and Italy, with claims directed to composition of matter (polymorphic forms of ALTO-202). These patents are expected to expire in 2035, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees.
ALTO-208
With respect to ALTO-208, as of December 31, 2025, we owned one issued US patent, 16 issued foreign patents, and three pending foreign applications with claims directed to a method of treating Parkinson’s disease. Any patents covering the method of treating Parkinson’s disease that have or may issue are expected to expire in 2038 in each case, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. Our foreign patents and pending patent applications are filed in jurisdictions including Australia, Canada, China, European Patent Office, Switzerland, Spain, United Kingdom, Hungary, Ireland, Monaco, Norway, Israel, Japan, Mexico and Taiwan.
Precision Psychiatry Platform Patent Portfolio
With respect to our Platform, as of December 31, 2025, we owned one pending U.S. patent application with claims directed to a method of predicting the response of a patient to a placebo or sham treatment which relates to one aspect of our Platform. If issued, this patent is expected to expire in 2046, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. We also exclusively in-license from Stanford six issued U.S. patents and four U.S. pending patent application with claims directed to machine learning techniques for identifying treatable patient populations, or placebo responders. The issued patents are expected to expire between 2037 and 2040, and any patents that issue from the pending patent application are expected to expire in 2039, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. These Stanford patents may be relevant to future iterations of our Platform.
Trademarks
We also protect our brands, including through the procurement of trademark registrations. As of December 31, 2025, we owned U.S. trademark registrations and pending applications for our house mark ALTO NEUROSCIENCE and our Brain logo, and UK trademark applications for our house mark ALTO NEUROSCIENCE and our Brain logo.

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
Competition
The biopharmaceutical industry is characterized by the rapid innovation and intense competition. While we believe that our innovative precision psychiatry approach and pipeline of clinical assets provide us with competitive advantages, we face competition from multiple biopharmaceutical and biotechnology companies that are similarly working to develop therapeutics targeting neuropsychiatry and CNS disorders, as well as from academic institutions, governmental agencies, and public and private research institutions. Many of our potential competitors, either alone or with collaboration partners, have significantly greater financial resources than we do, as well as equal or greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our potential competitors may be more successful than we are in achieving regulatory approvals and commercializing their products. We anticipate that we will face intense and increasing competition from existing, approved drugs, as well as new drugs entering the market and emerging technologies that become available. In particular we are developing our product candidates in the areas of major depressive disorder, treatment resistant depression, bipolar depression, and schizophrenia. Notable examples of companies with either approved therapies or product candidates in development in areas that may be competitive in our areas of focus are AbbVie Inc.; Atai Beckley, Inc.; Axsome Therapeutics, Inc.; Compass Pathways, Inc.; Neumora Therapeutics, Inc.; Neurocrine Biosciences, Inc.; and Xenon Pharmaceuticals, Inc., among others. We believe the key competitive factors affecting the success of our product candidates that we develop to address MDD, TRD, BPD, schizophrenia, and other CNS disorders, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.
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
•submission to the FDA of an IND which must become effective before human clinical trials may begin;
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

Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit the results of preclinical/nonclinical testing in animals, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials, detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. Some preclinical testing may continue even after the IND is submitted. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Clinical holds also may be imposed by the FDA at any time after submission of clinical trials to FDA due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP regulations, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected adverse events suspected to be related to the drug’s use, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites and can be longer term duration. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. As part of the preliminary review and prior to filing, FDA also determines whether the NDA will be categorized as a standard or priority review. Priority reviews are given to drugs that treat serious conditions that offer a significant improvement in safety or effectiveness over existing treatments. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA addressing all of the deficiencies that the FDA has identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. As of 2025, FDA publishes a redacted form of the CRL to the public.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct additional testing in the form of a post-marketing commitment (PMC) or post-marketing requirement (PMR), which involves nonclinical and/or clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

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

505(b)(1) vs 505(b)(2)

The Federal Food, Drug and Cosmetic Act provides two pathways for the approval of NDAs. Drugs that follow the 505(b)(1) follow the standard path where the NDA sponsor provides all the required data for review of the NDA (Clinical, Nonclinical and CMC/Quality). NDAs submitted as part of the 505(b)(2) pathway are allowed to rely upon the FDA’s conclusions of safety or efficacy for prior drug approvals if appropriate bridging studies are performed to connect the drug under review to the previously approved reference listed drug. Published clinical studies may also be used in a 505(b)(2) NDA.
Fixed Combination Drug Rule
The FDA’s regulation governing fixed combination drug products provides that two or more drugs may be combined in a single dosage form when each component contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug. This rule is meant to ensure that any fixed-dose combination drug provides an advantage to the patient over and above that obtained when one of the individual ingredients is used in the usual safe and effective dose. ALTO-207 will be required to comply with the requirements of the fixed combination drug rule.
Regulation of Patch Formulations of Drugs as Combination Products in the United States
Certain products are comprised of components, such as drug components and device components intended for drug delivery, which would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. We believe that any patch formulation of a product candidate that we develop would have a drug primary mode of action. A combination product with a primary mode of action attributable to the drug component generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the NDA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability, and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality Management System Regulation, or QMSR, applicable to medical devices.
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

De Novo Classification
Medical device types, including both hardware and SaMD, that the FDA has not previously classified as Class I, II or III are automatically classified under the FDCA into Class III regardless of the level of risk they pose. Low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device may utilize the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Manufacturers may request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification, determines that the device is not low to moderate risk, or that general controls would be inadequate to control the risks and special controls cannot be developed. After a device receives de novo classification, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another de novo request or even PMA approval.
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
•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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

Device manufacturing processes subject to FDA oversight are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QMSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare

Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In

December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into application on January 12, 2025 through a phased implementation based on the type of product (i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030) and is intended to harmonize the clinical benefit assessment of HTA across the EU and is intended to harmonize the clinical benefit assessment of HTA across the EU.

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
Regulation of Medicinal Products in the United Kingdom
The Medicines and Healthcare products Regulatory Agency, or MHRA, is the United Kingdom’s standalone regulator for medicinal products and medical devices.

The United Kingdom’s regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended. On April 10, 2025, the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 came into force, with a 12-month implementation period before entering into force on April 28, 2026. These amendments modernize the UK clinical trials framework and introduce significant changes including: (i) a risk-proportionate approach whereby low-risk trials can receive faster approval through automatic authorization without prior regulatory review; (ii) a combined review process integrating ethics committee and regulatory approvals into a single streamlined approval pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion; (iv) provisions to streamline approvals and enable innovation in clinical trial design; and (v) measures to promote patient and public involvement in clinical trials.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. In order to obtain a United Kingdom MA to commercialize products in the United Kingdom, an applicant must be established in the United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous two years or, if there are such major objections identified or such approval has not been granted within the previous two years, within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Existing EU marketing authorizations for centrally authorized products were automatically converted into United Kingdom’s marketing authorizations, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. On January 1, 2025, the Windsor Framework came into effect, reintegrating Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products and introducing a UK-wide licensing process for medicines.
Regulation of Companion Diagnostics in the United Kingdom
Companion diagnostics are regulated as in vitro diagnostic medical devices which are regulated under the Medical Devices Regulations 2002, as amended. These rules implement requirements derived from the former EU In Vitro Diagnostic Medical Devices Directive. The MHRA is responsible for the regulation of IVDs in the United Kingdom. Manufacturers must demonstrate conformity with applicable essential requirements, including analytical and clinical performance, before placing IVDs on the UK market. From July 1, 2023, the UK has required UKCA marking for IVDs placed on the Great Britain market, though CE marking continues to be recognized during a transitional period. Manufacturers must appoint a UK Responsible Person if they are not established in the United Kingdom.

The United Kingdom is developing a new regulatory framework for IVDs based on a risk-based approach similar to the EU's In Vitro Diagnostic Regulation (EU) 2017/746 with the stated aim of reducing regulatory burden, with UK-specific modifications. The new regime will include enhanced clinical evidence requirements, increased scrutiny by UK-approved bodies for higher-risk devices, and strengthened post-market surveillance. The MHRA will provide transitional arrangements for compliance, though specific timelines remain subject to regulatory development and parliamentary approval.
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

Data Privacy and Security
In the ordinary course of our business, we may process personal data and sensitive personal data. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or CCPA, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, and the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR, or collectively, GDPR. Several states within the United States have enacted or proposed data privacy laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

Outside the United States, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by individuals or classes of data subjects or consumer protection organizations authorized at law to represent their interests. See the section titled “Risk Factors – Risks Related to Government Regulation – We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

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

Our use of artificial intelligence and machine learning may also be subject to evolving laws and regulations regarding security and privacy. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI. We expect other jurisdictions will adopt similar laws. These laws, regulations and other obligations related to AI are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing
Employees and Human Capital Resources
As of December 31, 2025, we had 68 total employees, including 66 in the United States and two in Australia. Of our 68 employees, 16 hold Ph.D. and/or M.D. degrees and 54 were engaged in research and development. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

•We are currently subject to and may be subject to additional future securities class action litigation and derivative claims.

•The terms of our Loan and Security Agreement, as amended, and the Convertible Grant Agreement place restrictions on our operating and financial flexibility and may cause dilution to our stockholders. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business or result in further dilution to investors in our common stock.

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

•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our product candidates, limit their use or adoption, and otherwise negatively affect our operating results and business.

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

For the years ended December 31, 2025, and 2024, our net losses were approximately $63.2 million and $61.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $201.6 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and Platform, research and development, and clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. We anticipate that our expenses will increase substantially if, and as, we:
•conduct further clinical trials for ALTO-207, ALTO-100, ALTO-300, ALTO-101, ALTO-203, and ALTO-202, and advance our preclinical programs into the clinic;
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

Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing approval for these product candidates, manufacturing, marketing, and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements, and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses, or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA, MHRA, or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

As of December 31, 2025, we had $177.0 million of cash, cash equivalents and restricted cash. Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of filing of this Annual Report, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:
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
•our ability to mitigate the impact of adverse macroeconomic conditions or other geopolitical events, the ongoing conflicts between Ukraine and Russia and in the Middle East, geopolitical tensions, inflation, fluctuating interest rates, tariffs, or other factors on our preclinical and clinical development or operations;
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in business, products, and technologies.

We will require substantial additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Market volatility resulting from adverse macroeconomic conditions or geopolitical events, including the ongoing conflicts between Ukraine and Russia and in the Middle East, geopolitical tensions, inflation, fluctuating interest rates, tariffs, or other factors may further adversely impact our ability to access capital as and when needed. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends, or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Under the terms of certain of our license and acquisition agreements, the counterparties to such agreements are entitled to substantial contingent payments upon the occurrence of certain events. For example, under the terms of our asset purchase agreement with Chase, we will be obligated to pay Chase up to an aggregate of $71.5 million in clinical, regulatory, and sales milestone payments with respect to ALTO-207, of which $41.0 million in aggregate are tied to commercial success of the product candidates, and certain of these potential milestone payments may be made, at Chase’s election, as restricted shares of our common stock, subject to an overall limitation of a maximum of 5,387,353 shares of common stock that may be issued pursuant to this agreement. Under the terms of our license agreement with Sanofi, we will be required to pay

Sanofi up to an aggregate amount in the low-mid double digit millions upon the achievement of certain one-time development and regulatory approval milestones with respect to ALTO-101, and, if regulatory approval is achieved, up to an aggregate amount of $102.0 million in commercial milestone payments and a tiered royalty on aggregate annual worldwide net sales at percentages ranging from the mid-to-high single digits. Under the terms of our license agreement with Cerecor, we will be required to pay Cerecor or Merck, depending on the milestone, up to an aggregate of $59.1 million if we achieve certain development, regulatory, and first commercial sale milestones for ALTO-202. If we successfully commercialize ALTO-202, we will be required to pay Merck sales milestones in an amount of up to $15.0 million. Beginning on the date of our first commercial sale of ALTO-202, we will also be obligated to pay Merck and Cerecor tiered royalties on aggregate annual worldwide net sales at percentages in the high single digits, in addition to potential payments in respect of a companion diagnostic product. Pursuant to our asset purchase agreement with Teva, pursuant to which we acquired the rights to ALTO-203, we may be required to pay up to an aggregate of $27.0 million upon the achievement of certain development and regulatory approval milestones ($0.5 million of which was paid to Teva in connection with the initiation of our Phase 2 POC trial evaluating ALTO-203), and up to $35.0 million for the achievement of certain tiered sales milestones, as well as tiered royalties on worldwide annual net sales at percentages ranging from the mid-single-digit to ten percent. Pursuant to our joint development and license agreement with MedRx, we are required to pay MedRx up to an aggregate of $11.0 million for the achievement of certain development and first commercial sale milestones for ALTO-101 with respect to a first indication, an additional milestone in the mid single digit millions for each additional approved distinct indication for ALTO-101, as well as sales milestones based on the achievement of specified levels of aggregate annual worldwide net sales of up to $110.0 million in the aggregate and a mid-single digit royalty on annual, worldwide net sales. In April 2024, we achieved a milestone under the MedRx Agreement and paid MedRx approximately $0.8 million in cash and issued MedRx 46,875 shares of our common stock. If we achieve certain development and regulatory approval milestones for a product that contains ALTO-100 or is otherwise derived from assets we acquired from Palisade we will be required to pay Palisade up to an aggregate of $4.5 million. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in this Annual Report for additional information regarding these agreements.

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

All of our product candidates are in preclinical or clinical development and their risk of failure is high. In particular, our approach to utilizing our Platform to identify biomarkers and conducting clinical trials in patient populations expressing certain biomarkers has not been validated and may not prove to be successful. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in patient populations identified by our Platform for the relevant indication. Preclinical and clinical testing can take many years to complete, and its outcome is inherently uncertain. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time during the preclinical study or clinical trial process, despite promising preclinical or clinical results. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. For example, in October 2024, we reported that our Phase 2b trial of ALTO-100 in patients with MDD did not meet its primary endpoint. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. Additionally, because ALTO-207 is a fixed combination drug product, we will need to demonstrate that each component of the product candidate makes a contribution to the claimed effect for TRD. Under the 505(b)(2) pathway, existing safety from the approved reference listed drugs will be taken into account, and FDA will still need to consider the two drugs in combination for the TRD indication as part of their safety review. Certain of our product candidates were previously subject to all-comer population studies and were not progressed for further development or did not achieve statistically significant outcomes. For example, ALTO-100 demonstrated numerical improvements in MADRS scores but did not achieve statistically significant outcomes in a prior all-comer population study. There can be no assurance that our results to date for these product candidates in our biomarker-characterized patient populations will continue or that the results of our trials will continue to differ from the outcomes of prior all-comer studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates achieved promising results have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful.

In addition, our approach of identifying biomarkers and conducting clinical trials in patient populations expressing those biomarkers is unique, unproven, and does not have significant precedent with the FDA and the FDA has, thus far, not affirmatively adopted our approach. Commencing any future clinical trials is subject to finalizing the trial protocol and submitting an IND to the FDA or similar application to initiate a clinical study to a comparable foreign regulatory authority. Even after we make our submission, the FDA, MHRA, or comparable foreign regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials, which may lead to delays and increase the costs of our preclinical development programs. The FDA also has the authority to require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, could have a significant impact on our ability to obtain approval of any product candidates. Similar decisions may also be made by foreign regulatory authorities and have similar impact.

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

We expect to continue to rely on our clinical trial sites and clinical trial teams to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. In addition, we may in the future enter into collaboration agreements pursuant to which our collaborator would be responsible for clinical development. We or our collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive marketing approval or commercialize our current and any future product candidates, including:
•regulators, such as the FDA, MHRA, or comparable foreign regulatory agencies, IRBs, or ethics committees may impose additional requirements before permitting us to initiate a clinical trial, may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols, or regulators may disagree as to the design or implementation of our clinical trials and require that we modify or amend our clinical trial protocols;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among trial sites;
•delays in identifying, recruiting, and training suitable clinical investigators;
•IRBs refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial, and similar measures from ethics committees;
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
•a facility manufacturing our product candidates or any of their components being ordered by the FDA, MHRA, or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;
•changes to our manufacturing processes may be necessary or desired;
•third-party clinical investigators may lose the licenses or permits necessary to perform our clinical trials and may fail to perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements;
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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations, and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs or ethics committees of the institutions in which such trials are being conducted, the FDA, MHRA, or comparable foreign regulatory authorities, or the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, adverse findings from inspection of the clinical trial operations or trial site by the FDA, MHRA, or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs or ethics committees for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.
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

In addition, certain of our primary or secondary endpoints in our clinical trials, including our currently ongoing Phase 2b clinical trials of ALTO-100 in patients with bipolar depression and ALTO-300, and our currently ongoing Phase 2 clinical trial of ALTO-101 in patients with CIAS, involve subjective assessments by physicians and/or patients, which can increase the uncertainty of clinical trial outcomes. For example, primary endpoints include the change in MADRS score from baseline to week six, which requires patients or examiners to undertake a questionnaire regarding ten symptoms at the beginning and end of the trial. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such subjectivity may cause the indications we study to be more difficult to evaluate than indications for which clinical trials are structured with more objective endpoints, as such indications are often subject to high placebo effect which may make it more challenging to isolate the beneficial effects of our product candidates. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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

If the FDA does not conclude that ALTO-207 satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements under Section 505(b)(2) are not as we expect, the approval pathway for ALTO-207 will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and may not be successful.

We intend to seek FDA approval of ALTO-207 through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) allows an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for ALTO-207 by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than ALTO-207, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that ALTO-207 will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. For example, we have, and may in the future, delay certain milestones due to enrollment or other factors (see “–If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed”). We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, MHRA, or comparable foreign regulatory authorities. Subject enrollment is affected by many factors including the size and nature of the patient population, competing clinical trials in the same or similar indications or at the same trial site, the severity of the disease or condition under investigation, the availability and efficacy of approved drugs and diagnostics for the disease or condition under investigation, the number and location of clinical sites, the proximity of patients to clinical sites, willingness of patients to participate in a decentralized clinical trial, should we conduct future trials in this manner, the eligibility and exclusion criteria for the trial, perceived risks and benefits of the product candidate under study, the design of the clinical trial, continued enrollment of prospective patients by clinical trial sites, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, efforts to facilitate timely enrollment in clinical trials, patient referral practices of physicians, the ability to monitor patients adequately during and after treatment, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for, or any product candidates under investigation for, the indications we are investigating.

We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Utilizing our Platform, we plan to focus our development activities on patients characterized by a biomarker that we believe will be most likely to respond to our product candidates. As a result, the potential patient populations for our clinical trials may be narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA, MHRA, or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials or the delay or denial of regulatory approval by the FDA, MHRA, or comparable foreign regulatory authorities, or, if such product candidates are approved, result in a more restrictive label and other post-approval requirements. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. If such significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, MHRA, other comparable regulatory authorities, an IRB or ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition, and prospects.

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

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, along with the companion diagnostic tools needed to leverage our Platform. Our development programs contemplate the use of our Platform, which uses machine learning to identify appropriate patient populations. Our Platform measures biomarkers by analyzing factors such as brain activity patterns detected via EEG readings, cognitive assessment scores, and sleep structure and circadian rhythms captured by wearable data. Analyzing a broad range of biomarkers allows our scientists to develop a comprehensive understanding of the underlying mechanisms of mental health conditions, and target these accordingly. Companion diagnostics, which come in many forms, are the tests needed to identify these biomarkers and, thus, identify an appropriate patient population for our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Absent an exemption, these companion diagnostics will be subject to regulation and marketing approval or clearance as medical devices by the FDA, MHRA, and comparable foreign regulatory authorities before we may commercialize our product candidates.

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

We have never obtained regulatory approval for, or commercialized, a drug. Our clinical trial results may not support regulatory approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA, MHRA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or the use of biomarkers to identify patient populations who will benefit from our product candidates;
•we may be unable to demonstrate to the satisfaction of the FDA, MHRA, or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
•negative or ambiguous results from our clinical trials, or results may not meet the level of statistical significance required by the FDA, MHRA, or comparable foreign regulatory authorities for approval;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country, due to data integrity issues, or unfavorable findings during a regulatory inspection;

•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•the FDA, MHRA, or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, MHRA, or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
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
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission; and
•the FDA, MHRA, or comparable foreign regulatory authorities may find deficiencies in or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

Further, ALTO-207 is a fixed-dose combination of pramipexole, which is approved for the treatment of Parkinson’s disease with demonstrated antidepressant effect, and ondansetron, which is approved for the prevention of nausea and vomiting. If there is a recall, safety concern, or adverse regulatory action with respect to either approved drug, it could adversely affect our ability to obtain regulatory approval for ALTO-207.

Finally, the FDA, MHRA, and comparable foreign regulatory authorities may change their approval policies and new regulations may be enacted, which could delay or prevent our ability to obtain approval. If any of our product candidates fail to achieve regulatory approval due to the above factors, or otherwise, any such failure would adversely affect our business, results of operations, and financial condition. In addition, difficulties in obtaining approval of a product candidate in any of the initial indications for which we are developing it could adversely affect our efforts to seek approval from regulatory authorities for other indications.

Additional time may be required to obtain marketing authorizations for any of our product candidates that we develop as drug/device combination products.

We are developing one of our product candidates, ALTO-101, as a drug/device combination product candidate. While we have not had conversations to date with the FDA regarding whether ALTO-101 would be regulated as a combination product, we anticipate that, if successfully developed, ALTO-101 would be regulated as a combination product by the FDA and other regulatory authorities. Combination products require coordination within the FDA and within comparable regulatory agencies for review of their drug and device components. For example, the FDA’s review of a marketing application for ALTO-101 may include the participation of both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health. Although the FDA, MHRA, and comparable foreign agencies have or may have systems in place for the review and approval of combination products, we may experience additional delays in the development and commercialization of such product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the underlying drug component application, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with the device which may delay the approval of the combination product.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, often takes many years following the commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient populations. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The FDA, MHRA, and comparable foreign regulatory authorities have substantial discretion in the approval process and may delay, limit, or deny approval of a product candidate for many reasons, or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods, and agreements with pricing authorities.

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

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

We may expend our resources to pursue a particular product candidate or indication and forgo the opportunity to capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. We also may acquire product candidates that we identify as promising and expend resources towards their development, including ALTO-207. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

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

We may conduct one or more of our clinical trials for our product candidates outside the United States. For example, we intend to include sites from the United Kingdom in our clinical trials of ALTO-207 and ALTO-100. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, to accept data from a clinical trial that was conducted only at sites outside of the United States and not subject to an IND, the FDA requires such clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if the FDA deems such inspection necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies not subject to an IND, the FDA generally does not review clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design, protocol, and/or results from a non-U.S. clinical trial were inadequate for the purposes we intend, which could require us to conduct additional clinical trials. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance the FDA or any comparable foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the relevant jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept data from our clinical trials of our product candidates, it may result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our therapeutic product candidates.

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

In addition, the product candidate we are developing as ALTO-300 is already an approved antidepressant in Europe and Australia with the International Nonproprietary Name agomelatine. While we are developing ALTO-300 solely in the United States, if there is a recall, safety concern, or adverse regulatory action with respect to agomelatine in Europe or Australia, it could prevent us from achieving or maintaining market acceptance of ALTO-300 or otherwise adversely affect our ability to successfully commercialize ALTO-300 in the United States. Similarly, any recall, safety concern, or adverse regulatory action with respect to pramipexole or ondansetron could prevent us from achieving or maintaining market acceptance of ALTO-207 or otherwise adversely affect our ability to successfully commercialize ALTO-207.

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

In December 2022, we entered into a loan and security agreement, or the Original Loan Agreement, with K2 HealthVentures, as a lender and the other lenders from time to time party thereto, or collectively, the Lender, K2 HealthVentures, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral agent for the Lender. In January 2025, we entered into an amendment to this facility, or the Amendment (and collectively with the Original Loan Agreement, the Amended Loan Agreement), pursuant to which the Lender has agreed to make available to us term loans in an aggregate principal amount of up to $75.0 million, including a $20.0 million tranche funded on January 13, 2025 (approximately $10.0 million of which was used to refinance all obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment). Based upon the terms of the Amended Loan Agreement, up to an additional $25.0 million is available at our request subject to the Lender’s approval. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property assets. The Amended Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay cash dividends or make other distributions, make investments, create liens, sell assets, and make any payment on subordinated debt, in each case subject to certain exceptions. In addition, following an initial period with no financial covenants, beginning January 1, 2026, we must maintain a cash runway of at least five months, provided that this covenant will be waived during any period in which our market capitalization exceeds $700.0 million. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial and failure to comply with these restrictive covenants would make us ineligible to receive future additional funding under the Amended Loan Agreement.

In July 2024, we entered into the Convertible Grant Agreement with Wellcome. The Convertible Grant Agreement provides for the Convertible Loan from Wellcome of up to approximately $11.7 million, payable in six tranches. As of December 31, 2025, we had drawn down $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein which may or may not be met in a timely manner or at all. In addition to the funds that we have drawn down as of December 31, 2025, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of our Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to our efforts to develop and exploit ALTO-100.

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

In addition, pursuant to the Amended Loan Agreement, the Lender has converted $4.0 million and may, at its option, elect to convert up to an additional $5.0 million of the then outstanding term loan amount into shares of our common stock. The Lender also has warrants to purchase shares of our common stock, and we may be required to issue additional warrants to the Lender in the future. At any time after the second anniversary of the date of the Convertible Grant Agreement, Wellcome has the right, from time to time, to convert some or all of the Convertible Loan into shares of our common stock at a 20% discount to the 30-day volume-weighted average price on the New York Stock Exchange at the date of conversion. Any conversion of debt into equity by the Lender or Wellcome pursuant to the Amended Loan Agreement or the Convertible Grant Agreement, respectively, or exercise of any warrants held by the Lender now or in the future would cause dilution to our stockholders.

Competitive products may reduce or eliminate the commercial opportunity for our product candidates for our current or future indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize our current products may be adversely affected.

The biopharmaceutical industry is characterized by the rapid innovation and intense competition. While we believe that our innovative precision psychiatry approach and pipeline of clinical assets provide us with competitive advantages, we face competition from multiple biopharmaceutical and biotechnology companies that are similarly working to develop therapeutics targeting neuropsychiatry and CNS disorders, as well as from academic institutions, governmental agencies, and public and private research institutions. Many of our potential competitors, either alone or with collaboration partners, have significantly greater financial resources than we do, as well as equal or greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our potential competitors may be more successful than we are in achieving regulatory approvals and commercializing their products. We anticipate that we will face intense and increasing competition from existing, approved drugs, as well as new drugs entering the market and emerging technologies that become available. In particular we are developing our product candidates in the areas of major depressive disorder, bipolar depression, and schizophrenia. Notable examples of companies with either approved therapies or product candidates in development in areas that may be competitive in our areas of focus are AbbVie Inc.; Atai Beckley, Inc.; Axsome Therapeutics, Inc.; Compass Pathways, Inc.; Neumora Therapeutics, Inc.; Neurocrine Biosciences, Inc.; and Xenon Pharmaceuticals, Inc., among others.

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

As of December 31, 2025, we had 68 total employees. As our development and commercialization plans and strategies develop, and as we transition into fully operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We are exposed to the risk of employee fraud or other illegal activity by our current and any future employees, independent contractors, consultants, commercial partners, CROs, CMOs, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to comply with FDA or other regulations, provide true, complete and accurate information to the FDA, European Medicines Agency, MHRA, and other comparable foreign regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations, and prospects, including the imposition of significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

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

As we conduct clinical trials of our current or future product candidates, we are exposed to significant product liability risks inherent in the development, testing, manufacturing, and marketing of new treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in obtaining approval for, and market, our products, such claims could result in an investigation by the FDA, MHRA, comparable foreign regulatory authorities, or other regulators of the safety and efficacy of our future product candidates, our manufacturing processes and facilities, or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations, and prospects.

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

We may seek Fast Track Designation for the product candidates we develop, and we have received Fast Track Designation for ALTO-101 for the treatment of CIAS. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, if a new drug is intended for the treatment of a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition, the drug sponsor may apply for Fast Track Designation.

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

If our telecommunications or information technology systems, or those used by our collaborators, CROs, CMOs, clinical sites, third-party logistics providers, distributors, or other contractors, consultants, or third parties with whom we work, are or were compromised, to become unavailable, or to suffer security breaches, loss, or leakage of data or other disruptions, we could suffer adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.

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

Our Platform, our internal, proprietary systems for data collection, and our information technology systems and those of our collaborators, CROs, CMOs, clinical sites, third-party logistics providers, distributors, and other contractors and consultants with whom we work are vulnerable to attack, damage, and interruption from cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including ransomware, and as a result of advanced persistent threat intrusions), model poisoning, and other attacks by computer hackers, nation-state and nation-state-supported actors, cracking, application security attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply chain attacks and vulnerabilities through our third-party service providers, denial- or degradation-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications or electrical failures, natural disasters (e.g., earthquakes, fires, and floods), terrorism, war, attacks enhanced or facilitated by AI/ML, and other similar threats. Such systems are also vulnerable to intentional or inadvertent acts or lack of action by those with authorized access to our systems that could lead to exposure or exploitation of those systems.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or our collaborators, CROs, CMOs, clinical sites, third-party logistics providers, distributors, and other contractors and consultants, or other third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use by our personnel or vendors of AI/ML technologies. Additionally, remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

Health pandemics or epidemics have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies, or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators, and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. Disruptions or restrictions on our ability to travel to monitor data from our trials, or to conduct trials, or the ability of patients enrolled in our trials or staff at trial sites to travel, as well as temporary closures of our trial partners and CMOs’ facilities, would negatively impact our trial activities. In addition, we rely on independent clinical investigators, CROs, and other third-party service providers to assist us in managing, monitoring, and otherwise carrying out certain of our preclinical studies and clinical trials, including the collection of data from our trials, and the effects of health pandemics or epidemics may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our trials could be delayed and/or disrupted. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and adversely affect our business, financial condition, results of operations, and prospects. In addition, impact on the operations of the FDA, MHRA, or comparable foreign regulatory authorities could negatively affect our planned trials and approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated.
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

Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in any of our or our collaborators’ or licensors’ patent applications directed to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Further, our issued composition of matter patents covering our pharmaceutical product candidates may expire at such a date that our patents may not prevent competitors from developing, making and marketing a product that is identical to our product candidates after expiration of any applicable regulatory exclusivities, or composition of matter patents may not be available for our pharmaceutical product candidates. For example, our composition of matter patents in ALTO-100 expired and patents covering its method of manufacturing are due to expire in 2030; and our composition of matter patents in ALTO-203 are due to expire in 2027, in all cases without taking into account patent term extensions or adjustments, and assuming payment of all applicable maintenance, renewal, and annuity fees. Similarly, patents for pharmaceutical formulations containing pharmaceutical product candidates may provide an additional form of intellectual property protection, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our or our collaborators’ or licensors’ pending patent applications directed to pharmaceutical formulations containing our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. In addition, we cannot be certain that the claims of such patents, if granted, will be sufficiently broad to effectively prevent competitors from working around our claimed inventions by developing an alternative formulation and thereby competing with us without infringing our patent rights. Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside methods of use included in our patents.

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

The growth of our business may depend in part on our ability to acquire, in-license, or use third-party intellectual property and proprietary rights. A number of our existing product candidates are the subject to in-licenses from third parties or were acquired from third parties. Other pharmaceutical companies and academic institutions may own patents or may have filed, or be planning to file, patent applications potentially relevant to our business. In order to avoid infringing such patent rights, we may find it necessary or prudent to obtain licenses to such patent rights from such third parties. For example, we may be required by the FDA, MHRA, or comparable foreign regulatory authorities to provide a specific companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use patents or know how owned or controlled by third parties. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners’ interest to such patent or other intellectual property rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe, misappropriate, or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Further, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or Bayh-Dole Act. For example, certain patents and patent applications licensed from Stanford may have been made with financial assistance from the federal government. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We may at times choose to collaborate with academic institutions to accelerate our preclinical research or development. While we do not currently engage, and it is our policy to avoid engaging, university partners in projects concerning our product candidates in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of any of our product candidates, one or more of our or our licensors’ issued U.S. patents or issued U.S. patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension is available only for the first permitted commercial marketing or use of the product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as the EU Regulation (EC) No 469/2009 concerning the Supplementary Protection Certificate for medicinal products. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory, and scientific standards, and our reliance on clinical trial sites and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies are conducted in accordance with GLPs and clinical trials are conducted in accordance with GCPs. Moreover, the FDA, MHRA, and comparable foreign regulatory authorities require us to comply with GCP for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA is submitted to the FDA) of trial sponsors, clinical investigators, clinical trial sites, and IRBs. If we, our clinical trial sites, or other third parties fail to comply with applicable GLP, GCP, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA, MHRA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if ever. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. Moreover, our business may be significantly impacted if our clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Reliance on third-party manufacturers entails additional risks such as limitations on supply availability resulting from capacity and scheduling constraints of third parties; the possible breach of manufacturing agreements by third parties because of factors beyond our control; the possible termination or non-renewal of the manufacturing agreements by the third party, at a time that is costly or inconvenient to us; failure to manufacture our product according to our schedule or at all; and the possible misappropriation of our proprietary information, including our trade secrets and know-how. Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or geopolitical tensions. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to participants in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement, which would have a material adverse impact on our financial position.

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

We depend on sole source and limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. For example, active pharmaceutical ingredients, or API, and drug product for ALTO-101 and ALTO-203 are manufactured by our supplier in China and certain API for ALTO-207 is manufactured in India. We do not currently have long-term supply contracts with any of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations, and prospects.

Furthermore, the climate of geopolitical tensions in China affecting global supply chains could impact our ability to continue to source API and drug product for ALTO-101 and ALTO-203 from our supplier in China. Certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was recently enacted as part of the Fiscal Year 2026 National Defense Authorization Act and signed by the President on December 18, 2025, has the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such restrictions could cause delays, disruptions, and cost increases in our studies for ALTO-101 and ALTO-203 or have other adverse effects on the development of our product candidates and our business operations.

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

We are currently party to license and collaboration agreements with parties such as Sanofi, MedRx, and Cerecor, and we expect to enter into similar strategic transactions in the future. We may have conflicts with our current or future collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the interpretation of a biomarker derived from our Platform, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations, development opportunities we may pursue outside of a collaboration, or the ownership of intellectual property developed during our collaboration. Moreover, a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement. Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Risks Related to Government Regulation

Our current and future relationships with healthcare providers and physicians and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

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
•HIPAA, as amended by HITECH and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf, as well as their covered subcontractors;
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

Payments made to healthcare professionals, healthcare organizations, students, or patient organizations in EU member states must increasingly be publicly disclosed. Moreover, agreements with healthcare professionals must be the subject of a prior written agreement between the parties and may require prior notification and/or approval by the healthcare professional’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, or fines.

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

Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In January 2022, Regulation No. 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, entered into force. This regulation, which began to apply on January 12, 2025, through a phased implementation with full implementation timelines extending to 2030, is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. Individual EU member states continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. Entry into application of the HTA regulation is anticipated to increase reliance by competent national authorities on reference pricing mechanisms, the mechanism whereby countries reflect the reimbursement price in other EU member states. This has the potential to result in a decrease in reimbursement price in a number of EU member states to reflect the price fixed in the EU member state with the lowest reimbursement price.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed by Congress, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, certain provisions the ACA have been subject to executive, judicial, and congressional challenges and amendments. For example, on August 16, 2022, the IRA was enacted, which among other things extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a newly established manufacturer discount program. It is unclear how healthcare reform measures of the current administration will impact our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

The United Kingdom’s regulatory framework in relation to clinical trials is derived from existing legislation of the EU (as implemented into the United Kingdom’s law of the United Kingdom, through secondary legislation). On April 11, 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorization, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion. The amendment will become applicable on April 28, 2026 following a one-year transition period. To support a smooth transition, the MHRA and the Health Research Authority, or HRA, are working together to provide updated guidance and information about key changes for industry. While the intent of the UK’s regulatory framework is to accelerate clinical trials, such new rules may not lead to improved processes and could lead to longer approval timelines.

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

We process a large quantity of sensitive information, including confidential business and health-related information in connection with the conduct of our clinical trials, and personal information related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect, and in certain cases has affected, our business and is expected to increase our compliance costs and exposure to liability.

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

In addition, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services, should we become subject to any of these laws. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. Additional comprehensive privacy laws have been enacted and are continuing to be proposed in numerous other states and at the federal level reflecting a trend toward more stringent privacy legislation in the United States.

In addition, several states have enacted laws that provide additional protection to consumer health data such as the state of Washington, which enacted a comprehensive privacy bill, called the My Health My Data Act, which broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws. While certain of these laws, such as the CCPA, exempt data regulated by HIPAA and certain clinical trial data, if passed and applicable to us, these laws may add additional complexity to our existing compliance obligations and may require us to modify our policies and practices and may increase our potential liability and adversely affect our business.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, under the GDPR companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR and 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by individuals or classes of data subjects or consumer protection organizations authorized at law to represent their interest.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various laws, regulations, and other obligations. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI. We expect other jurisdictions will adopt similar laws. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we have transferred, and may in the future transfer, personal data from the UK, Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the UK, EEA, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours, if it were to be applicable to our operations, and could impact our ability to enter into transactions or agreements with certain third parties in the future.

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

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate, and other related parties for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of ALTO 207, ALTO-100, ALTO-300, ALTO-101, ALTO-203, and our other product candidates or future development programs;
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
•adverse macroeconomic conditions or geopolitical events, including, the conflict between Ukraine and Russia, the conflict in the Middle East, geopolitical tensions in, high levels of inflation, fluctuating interest rates, and tariffs;
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
•adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the regional conflict in the Middle East, geopolitical tensions, high levels of inflation, fluctuating interest rates, and tariffs;
•announcements relating to our product candidates, including the results of clinical trials by us or our collaborators, such as our announcement regarding our Phase 2b trial of ALTO-100 in MDD in October 2024;
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
•litigation or arbitration, including current or additional future securities class action litigation or derivative claims;
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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on July 21, 2025, a purported stockholder of the Company filed a putative class action lawsuit against us, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California alleging violations of the Securities Act and Exchange Act related to our IPO and subsequent public disclosures. In addition, a consolidated stockholder derivative action was filed on behalf of the Company against certain executive officers and certain current and former directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws, which claims arise out of the same factual allegations as the putative class action described above. See “Part I, Item 3. Legal Proceedings” in this Annual Report for additional information regarding this matter. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This litigation, as well as any additional securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding), can be expensive, time-consuming, damage our reputation, and divert our management’s attention from other business concerns, which could seriously harm our business, results of operations, or financial condition.

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

As of March 9, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held a significant percentage of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This level of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, we filed registration statements on Form S-8 under the Securities Act registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Additionally, certain holders our common stock are entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of our amended and restated investors’ rights agreement between us and various of our stockholders, subject to the restrictions described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have incurred significant losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal gross net operating loss, or NOL, carryforwards of $78.5 million and state gross NOL carryforwards of $33.6 million. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Internal Revenue Code of 1986, as amended, or the Code, federal NOL carryforwards arising in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to no more than 80% of taxable income in such year (with certain adjustments).

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. We completed a study to assess whether an ownership change has occurred through December 31, 2025. Based on these analyses, ownership changes were identified in 2019, 2021, 2023 and 2025 as a result of the completion of certain preferred stock financings. As a result of the ownership shifts that have occurred, we determined that approximately $72.9 million of our gross federal NOLs and $5.4 million of net tax credit carryforwards are subject to an annual utilization limitation, which can be increased in the five year period post change date for any realized built-in gain. We will continue to monitor equity movement and its impact on the utilization of the NOLs and credits as we could experience additional ownership changes subsequent to December 31, 2025, which may result in additional limitations on the utilization of NOL carryforwards and credits. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As a result of the foregoing, we have a full valuation allowance for deferred tax assets, including our NOL carryforwards.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the IRA, and the One Big Beautiful Bill Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

Unstable economic and market conditions may have serious adverse consequences on our business, financial condition, and stock price.

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine conflict, conflict in the Middle East, and geopolitical tensions). The financial institutions in which we hold our cash and cash equivalents are also subject to risk of failure. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see the sections titled: “Risk Factors—Risks Related to our Business and Operations—If our telecommunications or information technology systems, or those used by our collaborators, CROs, CMOs, clinical sites, third-party logistics providers, distributors, or other contractors, consultants, or third party service providers with whom we work, are or were compromised, become unavailable, or suffer security breaches, loss, or leakage of data or other disruptions, we could suffer adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.” and “Risk Factors—Risks Related to Government Regulations—We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition.”

Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including our CFO, leveraging the expertise of our Senior Director, Information Technology and third party service provider. Our CFO has four years of oversight responsibilities for cybersecurity elements and has been involved in the oversight of the implementation of the Company’s current cybersecurity measures. Our Senior Director, Information Technology has approximately 20 years of oversight responsibilities for cybersecurity elements and has been involved in the oversight of the implementation of the Company’s current cybersecurity measures.

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
Item 3. Legal Proceedings.
Information pertaining to legal proceedings can be found in Part II of this Annual Report under “Item 8. Financial Statements and Supplementary Data - Note 15. Commitments and Contingencies” and is incorporated by reference herein.

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
Stockholders
As of March 9, 2026, there were 20 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Unregistered Sales of Equity Securities
Except for those unregistered securities previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K filed with the SEC during the period covered by this report, we have not sold any securities under the Securities Act.
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
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from our scalable and proprietary Platform, we aim to discover brain-based biomarkers to better identify which patients are more likely to respond to our novel product candidates. Our current pipeline consists of seven clinical-stage assets addressing high-need therapeutic areas, including MDD, BPD, TRD, schizophrenia, and Parkinson’s disease.

Our clinical-stage product candidates are being advanced based on extensive preclinical and clinical data that suggest the potential to bring significant improvements to patient populations not adequately treated with current standard-of-care medications.

Our pipeline of clinical-stage product candidates is depicted below:

Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our IPO, our Private Placement (described below), and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.

In October 2025, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which we sold and issued to the Purchasers in a private placement transaction, or Private Placement: (i) 3,832,263 shares of our common stock and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 4,622,251 shares of common stock, or Pre-Funded Warrants, in lieu of shares of common stock. The purchase price per share of common stock was $5.9140 per share, or the Purchase Price, and the purchase price for the Pre-Funded Warrants was $5.9139 per Pre-Funded Warrant. The closing of the Private Placement occurred on October 21, 2025. The total gross proceeds to us in the Private Placement were approximately $50.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $49.7 million.

We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $63.2 million and $61.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $201.6 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
•continue to progress the clinical development of our product candidates, including ALTO-207 in our planned Phase 2b and Phase 3 clinical trials, ALTO-100 and ALTO-300 in ongoing Phase 2b clinical trials, ALTO-101 in our ongoing Phase 2 POC trial, as well as ALTO-203 and ALTO-208;
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

As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $177.0 million. We believe that our existing cash and cash equivalents, together with the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. See “—Liquidity and Capital Resources.”
License and Other Agreements
For a detailed description of our license, collaboration, and other agreements, see “Item 1. Business—License and Other Agreements” in this Annual Report.
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

We expect that our general and administrative expenses will increase in the future as we expand our headcount to support our continued research and development of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, (including legal costs related to the stockholder litigation described in “Part I, Item 3. Legal Proceedings,” above), regulatory, and tax-related services, costs related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on a national securities exchange, director and officer insurance costs, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing, and distribution activities.

Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on borrowings under our loan and security agreement, loss on debt extinguishment, and non-cash changes in the fair value of our Convertible Grant Agreement with Wellcome (See “— Liquidity and Capital Resources”) and our preferred stock warrant liability. In February 2024, in connection with the IPO, the Series A Preferred Stock Warrants were net exercised and settled in common stock and the K2 Warrant was converted into a common stock warrant (see Note 14 to our consolidated financial statements included elsewhere in this Annual Report); as a result, both of these warrants became equity-classified, and are no longer subject to ongoing remeasurement. Therefore, there will be no incremental changes to the fair value of the warrants in future periods.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024

Operating expenses:
Research and development	$45,619	$46,996
General and administrative	20,745	21,614
Total operating expenses	66,364	68,610
Loss from operations	(66,364)	(68,610)
Other income (expense):
Interest income	6,603	8,851
Interest expense	(2,469)	(1,375)
Loss on debt extinguishment	(681)	—
Other, net	(327)	(297)
Total other income, net	3,126	7,179
Net loss	$(63,238)	$(61,431)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024

Direct external program expenses:
ALTO-100	$5,871	$7,371
ALTO-300	4,469	6,410
ALTO-203	1,620	3,672
ALTO-101	4,978	2,798
ALTO-207	1,599	—
Other clinical development	1,112	1,622
Licenses	2,973	2,064
Internal and unallocated expenses:
Personnel-related costs	19,548	18,935
Other unallocated expenses	3,449	4,124
Total research and development expenses	$45,619	$46,996

Research and development expenses were $45.6 million for the year ended December 31, 2025, compared to $47.0 million for the year ended December 31, 2024. The decrease of $1.4 million was primarily due to the following:
•a decrease of approximately $1.5 million of clinical development related expenses for ALTO-100, primarily driven by a decrease in expenses related to the completion of our ALTO-100 Phase 2b trial in MDD of $4.6 million, partially offset by an increase in expenses related to our ongoing Phase 2b trial of ALTO-100 in BPD of $3.3 million; and
•a decrease of approximately $4.0 million of clinical development related expenses primarily driven by the completion of our ALTO-203 Phase 2 POC clinical trial as well as timing of enrollment in our ongoing ALTO-300 Phase 2b trial in MDD.

The above decrease in research and development expenses was offset by:
•an increase of approximately $3.8 million of clinical development related expenses primarily driven by development work on ALTO-207 (which was acquired in 2025) and our Phase 2 POC trial of ALTO-101;
•an increase of approximately $0.9 million in asset acquisition and licensing fees primarily driven by fees related to the Chase asset acquisition during 2025; and
•an increase of approximately $0.6 million in salary and personnel related costs.
General and Administrative Expenses
General and administrative expenses were $20.7 million for the year ended December 31, 2025, compared to $21.6 million for the year ended December 31, 2024. The decrease of $0.9 million during 2025 was primarily due to reduced consulting and professional fees.
Other Income (Expense)
Other income, net was $3.1 million for the year ended December 31, 2025, compared to $7.2 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in interest income of $2.2 million, an increase in interest expense of $1.1 million, and an increase of $0.7 million related to debt extinguishment costs ($0.4 million of which was non-cash) for our Amended Term Loan.
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

As of December 31, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $177.0 million and $168.7 million, respectively.

On February 6, 2024, we issued 9,246,000 shares of common stock in our IPO, which included the exercise in full by the underwriters of their option to purchase 1,206,000 additional shares. The price to the public for each share was $16.00. The aggregate net proceeds from our IPO were $133.0 million, after underwriting discounts and commissions and other offering expenses of $4.6 million.

In October 2025, we entered into the Purchase Agreement with the Purchasers pursuant to which we sold and issued to the Purchasers in the Private Placement: (i) 3,832,263 shares of our common stock and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 4,622,251 shares of common stock in lieu of shares of common stock. The Purchase Price was $5.9140 per share and the purchase price for the Pre-Funded Warrants was $5.9139 per Pre-Funded Warrant. The Private Placement closed on October 21, 2025. The total gross proceeds to us in the Private Placement were approximately $50.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $49.7 million.

Amended Loan and Security Agreement
In December 2022, we entered into the Original Loan Agreement with K2 HealthVentures LLC as a lender, the other lenders party thereto (collectively, the Lenders), K2 HealthVentures LLC, or the Administrative Agent, and Ankura Trust Company, LLC, as collateral agent for the Lender. In January 2025, we entered into the Amended Loan Agreement to, among other things, extend the maturity date of the facility and increase the maximum available amount of term loans. The Amended Loan Agreement provides for term loans, which we refer to collectively as the Term Loan, in an aggregate principal amount of up to $75.0 million consisting of:
•a first tranche term loan of $20.0 million;
•second tranche term loans of up to $30.0 million in the aggregate available at our request until December 15, 2025, subject to certain time-based, clinical milestones; and
•third tranche term loans of up to $25.0 million in the aggregate available at our request subject to the Lender’s approval.

We drew $20.0 million upon entry into the Amendment (approximately $10.0 million of which was used to refinance obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment). The second tranche term loans, which were tied to the timing of clinical milestones, expired without being drawn.

As of December 31, 2025 and December 31, 2024, we had an outstanding principal balance of $16.0 million and $10.0 million under the Amended Loan Agreement and Original Loan Agreement, respectively.

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

Following an initial period with no financial covenants, beginning January 1, 2026, we must maintain, at all times, a cash runway of at least five months based upon a trailing three month cash consumption calculation, provided that this covenant will be waived during any period in which our market capitalization exceeds $700.0 million. The Term Loan is secured by substantially all of our assets, excluding intellectual property.

Additionally, under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amendment) into shares of our common stock. On November 17, 2025, the Lender elected to convert $4.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 shares. The Lender has the option to convert a remaining $5 million into shares of common stock; the conversion price per share for the remaining option is as follows; $1.0 million at $4.83 and $4.0 million at $10.49 .
Convertible Grant Agreement
In July 2024, we entered into the Convertible Grant Agreement with Wellcome. The Convertible Grant Agreement provides for the Convertible Loan from Wellcome of up to approximately $11.7 million, payable in six tranches. As of December 31, 2025, we had drawn down $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein, which may or may not be achieved. In addition to the funds that we have drawn down as of December 31, 2025, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement.

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
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(51,769)	$(47,424)
Net cash used in investing activities	(24)	(2,075)
Net cash provided by financing activities	60,078	135,691
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(11)
Net increase in cash, cash equivalents and restricted cash	$8,255	$86,181

Operating activities
Net cash used in operating activities was $51.8 million for the year ended December 31, 2025, as compared to $47.4 million for the year ended December 31, 2024. The increase in cash used was primarily the result of the increase in net loss of $1.8 million. The increase in net loss was offset by:
•increased non-cash expenses including stock-based compensation and debt extinguishment expenses which increased by $0.5 million and $0.7 million, respectively, for the year ended December 31, 2025, compared to the year ended December 31, 2024, and
•a decrease in accrued expenses and other liabilities of $0.3 million in the year ended December 31, 2025 compared to an increase in accrued expenses and other liabilities of $4.0 million in the year ended December 31, 2024, primarily due to the timing of personnel related payments.
Investing activities
Net cash used in investing activities was nominal for the year ended December 31, 2025, as compared to $2.1 million for the year ended December 31, 2024 for corporate and clinical trial related capital expenditures, primarily related to the purchase of EEG machines utilized in our clinical trials.
Financing activities
Net cash provided by financing activities was $60.1 million for the year ended December 31, 2025, primarily related to proceeds from the Private Placement of $50.0 million less fees paid of $0.2 million. Cash provided from financing activities also included: net increases in borrowings under our Amended Loan Agreement of $9.5 million, $0.8 million drawn down under our Convertible Grant Agreement and $0.7 million from the exercise of stock options.

Net cash provided by financing activities was $135.7 million for the year ended December 31, 2024, related to the issuance of 9,246,000 shares of common stock in our IPO at a price to the public of $16.00 per share, offset by $3.2 million of other offering expenses related to our IPO that were paid during the year ended December 31, 2024.
Future Funding Requirements
We believe that our existing cash and cash equivalents of $176.5 million as of December 31, 2025, together with the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. This estimate reflects both our prioritization efforts to improve operating efficiency, including reducing headcount in May 2025 which resulted in short-term severance costs, and our re-deployment of long-term savings toward new programs such as ALTO-207 and ALTO-208. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.

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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of December 31, 2025 consist primarily of obligations under our Amended Loan Agreement, and lease commitment over the next four years. For additional information regarding our Amended Loan Agreement, see “Item 8. Financial Statements and Supplementary Data - Note 8. Debt”. For additional information regarding our lease commitment, see “Item 8. Financial Statements and Supplementary Data - Note 7. Leases”.

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

In addition, we enter into agreements in the normal course of business with clinical trial sites, CROs, CMOs, and other vendors for research and development services. Such agreements generally provide for termination upon limited written notice. These payments are therefore not included in our contractual obligations discussion above. For additional information regarding our contractual obligations and commitments, see “Item 8. Financial Statements and Supplementary Data - Note 15. Commitments and Contingencies.”

We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments. We have milestones, royalties, and/or other payments due to third parties under our existing license agreements. See “Item 1. Business—License and Other Agreements” and “Item 8. Financial Statements and Supplementary Data – Note 10. Asset Purchase and License Agreements.” We could not estimate when such payments will be due, and none of these events were probable to occur as of December 31, 2025.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in our audited consolidated financial statements (see “Item 8. Financial Statements and Supplementary Data – Note 3. Summary of Significant Accounting Policies”), we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.
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

Changes in the foregoing assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Item 8. Financial Statements and Supplementary Data – Note 11. Stock Based Plans for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the periods presented.

As of December 31, 2025, there was $14.5 million of unrecognized stock-based compensation expense related to our granted service-based vesting options, which we expect to recognize over a remaining weighted-average period of 2.4 years. In addition, there was $1.0 million of unrecognized stock based compensation related to the stock option repricing which is expected to be recognized over a weighted-average period of 1.0 year.
Determination of the Fair Value of Common Stock
As there was no public market for our common stock prior to our IPO, the estimated fair value of our common stock underlying our stock-based awards historically has been determined by our board of directors as of each option grant date with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. In valuing our common stock, the equity value of the business was determined using the backsolve method, a form of the subject company transaction method, wherein the equity value for a privately held company is derived from a recent transaction in our securities. The value was then allocated using the hybrid method allocation methodology. In accordance with the Practice Aid, we used a hybrid method, which is a hybrid between the option pricing method, or OPM, and the probability-weighted expected return method, or PWERM. The hybrid method is a combination of the PWERM and OPM. The OPM allocates the overall company value to the various share classes based on differences in liquidation preferences, participation rights, dividend policy, and conversion rights, using a series of call options. The call right is valued using a Black-Scholes option pricing model. The PWERM employs additional information not used in the OPM, including various market approach calculations depending upon the likelihood of various discrete future liquidity scenarios, such as an initial public offering or sale of the company, as well as the probability of remaining a private company. In a hybrid method, various exit scenarios are analyzed. A discount for lack of marketability of our common stock was then applied to arrive at an indication of value for the common stock.

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
Off-Balance Sheet Arrangements
In connection with our office lease, we have a standby letter of credit issued on our behalf with $0.5 million available and no amounts outstanding as of December 31, 2025. Since our inception, we have not had any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangement.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alto Neuroscience, Inc. and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 16, 2026

We have served as the Company’s auditor since 2021.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$176,484	$168,229
Prepaid expenses and other current assets	1,234	1,108
Total current assets	177,718	169,337
Restricted cash	500	500
Property and equipment, net	1,872	2,666
Operating right-of-use asset	4,261	5,035
Other assets	338	4
Total assets	$184,689	$177,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,878	$1,579
Accrued expenses and other current liabilities	8,862	8,429
Term loan, current	585	—
Total current liabilities	11,325	10,008
Term loan, non-current	16,172	10,254
Convertible Grant Agreement	2,227	1,304
Lease liability, long-term	3,823	4,516
Total liabilities	33,547	26,082
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock (par value $0.0001), 500,000 shares authorized; 31,924 and 26,987 shares issued and outstanding as of December 31, 2025 and 2024	3	3
Additional paid-in capital	352,751	289,954
Accumulated deficit	(201,634)	(138,396)
Accumulated other comprehensive loss	22	(101)
Total stockholders’ equity	151,142	151,460
Total liabilities and stockholders’ equity	$184,689	$177,542
The accompanying notes are an integral part of these consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$45,619	$46,996
General and administrative	20,745	21,614
Total operating expenses	66,364	68,610
Loss from operations	(66,364)	(68,610)
Other income (expense):
Interest income	6,603	8,851
Interest expense	(2,469)	(1,375)
Loss on debt extinguishment	(681)	—
Other, net	(327)	(297)
Total other income, net	3,126	7,179
Net loss	$(63,238)	$(61,431)
Other comprehensive income (loss):
Change in fair value attributable to instrument specific credit risk	153	—
Foreign currency translation	(30)	(22)
Total other comprehensive income (loss)	123	(22)
Comprehensive loss	$(63,115)	$(61,453)
Net loss per share attributable to common stockholders, basic and diluted	$(2.19)	$(2.50)
Weighted-average number of common shares outstanding, basic and diluted	28,852	24,602

The accompanying notes are an integral part of these consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares (#)	Amount ($)	Shares (#)	Amount ($)
Balance at December 31, 2023	29,919	$141,477	3,832	$—	$5,372	$(76,965)	$(79)	$(71,672)
Exercise of common stock options	—	—	125	—	187	—	—	187
Issuance of common stock for conversion of preferred stock	(29,919)	(141,477)	13,664	2	141,475	—	—	141,477
Exercise of warrant	—	—	73	—	—	—	—	—
Initial public offering of common stock, net of offering costs of $4,618	—	—	9,246	1	132,959	—	—	132,960
Reclassification of warrant to equity	—	—	—	—	1,595	—	—	1,595
Issuance of common stock for MedRx Agreement	—	—	47	—	735	—	—	735
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Stock compensation expense	—	—	—	—	7,631	—	—	7,631
Net loss	—	—	—	—	—	(61,431)	—	(61,431)
Balance at December 31, 2024	—	$—	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
Exercise of common stock options	—	—	249	—	707	—	—	707
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	—	—	3,832	—	49,726	—	—	49,726
Issuance of common stock for conversion of the K2 term loan, net of issuance costs	—	—	829	—	3,732	—	—	3,732
Restricted stock units vesting	—	—	27	—	—	—	—	—
Issuance of K2 warrants	—	—	—	—	524	—	—	524
Other comprehensive income	—	—	—	—	—	—	123	123
Stock compensation expense	—	—	—	—	8,108	—	—	8,108
Net loss	—	—	—	—	—	(63,238)	—	(63,238)
Balance at December 31, 2025	—	$—	31,924	$3	$352,751	$(201,634)	$22	$151,142
The accompanying notes are an integral part of these consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(63,238)	$(61,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,108	7,631
Depreciation	661	502
Non-cash research and development license expense	—	735
Non-cash lease expense	774	337
Non-cash interest expense related to term loan	729	393
Loss on disposal of assets	156	52
Other	327	297
Loss on debt extinguishment	681	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	101	(463)
Accounts payable	221	516
Accrued liabilities and other liabilities	(289)	4,007
Net cash used in operating activities	(51,769)	(47,424)
Cash Flows from Investing Activities:
Capital expenditures	(24)	(2,075)
Net cash used in investing activities	(24)	(2,075)
Cash Flows from Financing Activities:
Proceeds from sale of common stock and pre-funded warrants in private placement	50,000	—
Payments from sale of common stock and pre-funded warrants in private placement	(167)	—
Proceeds from issuance of common stock from initial public offering	—	137,579
Payments of initial public offering costs	—	(3,225)
Payments on issuance cost from registration statement	(556)	—
Proceeds from issuance of term loan, net	19,688	—
Repayment of former term loan	(10,213)	—
Payment of loan financing cost	(127)	—
Payments on issuance cost from Series C preferred stock financing	—	(100)
Proceeds from Convertible Grant Agreement	750	1,250
Proceeds from exercise of stock options	703	187
Net cash provided by financing activities	60,078	135,691
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(11)
Net increase in cash, cash equivalents and restricted cash	8,255	86,181
Cash, cash equivalents and restricted cash at the beginning of the period	168,729	82,548
Cash, cash equivalents and restricted cash at the end of the period	$176,984	$168,729
Supplemental Disclosure of Non-cash Activities
Conversion of K2 term loan into shares of common stock	$3,732	$—
Issuance of warrants in connection with term loan	$524	$—
Costs from sale of common stock and pre-funded warrants in private placement not yet paid	$107	$—
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$141,477
Reclassification of preferred warrant liability to equity	$—	$1,595
Reclassification of deferred offering costs to equity	$—	$1,393
Operating right-of-use asset obtained in exchange for lease obligation	$—	$5,246
Deferred offering and share issue costs not yet paid	$—	$8
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,660	$999
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

Alto is a clinical stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from the Company’s scalable and proprietary Precision Psychiatry Platform (“Platform”), the Company aims to discover brain-based biomarkers to better identify which patients are more likely to respond to its novel product candidates. The Company’s current pipeline consists of seven clinical-stage assets addressing high-need therapeutic areas, including major depressive disorder (“MDD”), bipolar depression (“BPD”), treatment resistant depression (“TRD”), schizophrenia, and Parkinson’s disease.
Liquidity and Capital Resources
The Company has incurred significant operating losses since inception and has relied primarily upon equity financings to fund its operations. At December 31, 2025, the Company had an accumulated deficit of approximately $201.6 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.

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

On October 21, 2025, the Company completed a private placement transaction in which it issued and sold (i) 3,832,263 shares of common stock and (ii) pre-funded warrants (in lieu of common stock) to purchase an aggregate of 4,622,251 shares of common stock. The Company received net proceeds of $49.7 million (see Note 14 for additional information).

On November 17, 2025, K2 HealthVentures LLC elected to convert $4.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 shares.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) : Improvements to Income Tax Disclosures. The standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is required to be applied prospectively with the option to apply the standard retrospectively. The Company adopted the standard on December 31, 2025, and applied the guidance prospectively. The new standard did not have an impact on the Company’s consolidated financial statements, but required additional disclosures, as presented in Note 13.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended, which expands disclosures about specific expense categories presented on the face of the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ materially from those estimates. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to the determination of the volatility of its common stock (as an input for calculating stock-based compensation), and estimating accrued or prepaid research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and, if applicable, highly liquid investments with an original maturity of three months or less when purchased. As of December 31, 2025 and 2024, the Company held $176.5 million and $168.2 million in total cash and cash equivalents, respectively.
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. See Note 8 and Note 9 for more information related to the Company’s Level 3 fair value measurements.

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

Category:	Estimated Useful Life:
Computer software and equipment	3 - 5 years
Leasehold improvements	5 years
Office equipment and furniture	7 years
Laboratory equipment	5 years

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment as well as right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The Company has not recorded any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.
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
Research and Development
Research and development expenses are comprised of costs incurred in clinical trials and in research and development activities. Such costs include: contract services performed by third parties in accordance with agreements established with clinical research organizations (“CROs”) and clinical trial sites; research agreements; laboratory costs and other supplies; and salaries and benefits, stock-based compensation, overhead costs, depreciation, and other related costs. Research and development costs are expensed as the related obligation is incurred.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
Deferred Initial Public Offering Costs
Costs directly attributable to the Company's offering of its equity securities are deferred and capitalized as deferred offering costs. These costs primarily represent legal, underwriting and accounting costs related to the Company's efforts to raise capital through a public sale of its common stock. These costs were deferred until the completion of the IPO which occurred on February 6, 2024, at which time such costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds. At December 31, 2025 and 2024, the Company had no capitalized deferred initial public offering costs.
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
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Liability-classified warrants are recorded at their fair value, and the Company adjusts such warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss.

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
Comprehensive Loss
Comprehensive loss comprises net loss and other comprehensive income or loss. Other comprehensive income or loss consists only of foreign currency translation adjustments related to the consolidation of the Company’s foreign subsidiary and changes in fair value attributed to instrument-specific credit risk from the Convertible Grant Agreement (as defined below).
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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. At December 31, 2025 and 2024, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. No income tax interest or penalties were incurred in the years ended December 31, 2025 and 2024.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Other prepaid expenses	$1,043	$932
Prepaid insurance	191	176
Total prepaid expenses and other current assets	$1,234	$1,108
5. Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	December 31,
	2025	2024
Office equipment and furniture	$453	$448
Computer software and equipment	574	670
Laboratory equipment	2,125	2,306
Leasehold improvements	246	246
Less: accumulated depreciation	(1,526)	(1,004)
Property and equipment, net	$1,872	$2,666
Depreciation expense was approximately $0.7 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll, vacation and employee-related expenses	$4,870	$4,951
Accrued research	2,124	1,625
Accrued interest, short term	118	78
Other accruals and current liabilities	599	905
Lease liability, short term	1,151	870
Total accrued expenses and other current liabilities	$8,862	$8,429
7. Leases
On May 29, 2024, the Company and Mountain View City Center, LP (“Landlord”) entered into a lease agreement (the “2024 Lease Agreement”) for 16,332 square feet of office space in a multi-tenant building located in Mountain View, California with an initial lease term of 65 months. Including payments already made, the Company will make payments of approximately $7.1 million over the course of the initial term of the lease. In connection with the 2024 Lease Agreement, the Company secured a letter of credit amounting to $0.5 million, which was recorded in restricted cash on its consolidated balance sheet as of December 31, 2025 and 2024. At the Company’s option, it may renew the lease for one three-year period. The Company also has a one-time option to terminate the lease after the third lease year. If the Company elects to terminate the lease after the third lease year, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.

The Company obtained control of the space in September 2024, and, accordingly, the Company recorded the liability associated with the 2024 Lease Agreement at the present value of the lease payments not yet paid, using the discount rate as of the commencement date. As the discount rate implicit in the 2024 Lease Agreement was not readily determinable, the

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Company utilized its incremental borrowing rate. The renewal or early termination options were not assumed to be exercised in the determination of the lease term, since they are not deemed to be reasonably certain at the inception of the lease. At lease commencement, the Company recorded an operating right-of-use asset and lease liability of $5.2 million.

The 2024 Lease Agreement does not contain material residual value guarantees, restrictions, or covenants.

The components of lease expense were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Operating lease expense	$1,225	$551
Variable lease expense	269	53
Total lease expense	$1,494	$604
Short-term lease costs were not material for the years ended December 31, 2025 and 2024.

Supplemental cash flow information related to operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$863	$76
In addition to the above, during the year ended December 31, 2024, the Company made $0.1 million of payments related to a lease agreement for its former office space in Los Altos, California, which concluded in the second quarter of 2024.

Supplemental balance sheet information related to operating leases as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Operating lease right-of-use assets	$4,261	$5,035
Operating lease liability—current portion (included in accrued expenses and other current liabilities)	1,151	870
Operating lease liability—long-term	3,823	4,516
Total operating lease liabilities	$4,974	$5,386
Weighted average remaining lease term (in years)	4.3	5.3
Weighted average discount rate	9.71%	9.71%
As of December 31, 2025, the future payments under operating leases were as follows (in thousands):

2026	$1,216
2027	1,456
2028	1,500
2029	1,545
2030	432
Thereafter	—
Total lease payments	6,149
Less: imputed interest	(1,175)
Present value of lease payments	$4,974

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

The Company drew $20.0 million upon entry into the Amendment (approximately $10.0 million of which was used to refinance obligations under the Original Loan Agreement and pay fees and expenses incurred in connection with the Amendment). The second tranche term loan was available until December 15, 2025 based on certain milestones and expired without being drawn.

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

The Amended Loan Agreement was accounted for as a debt extinguishment, as the new loan was considered substantially different from the original loan. The Company recognized debt issuance costs and discount upon issuance of $2.0 million within Term Loan, non-current on its consolidated balance sheet and recorded a loss on debt extinguishment of $0.7 million, which was recorded within loss on debt extinguishment in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.
Fees
Under the terms of the Original Loan Agreement, the Company was obligated to pay a final fee equal to 6.25% of the aggregate amount of the term loans funded thereunder (the “Original Exit Fee”) upon the earliest of (i) the Original Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. The Company was also obligated to pay the Lender a one-time facility fee of $0.2 million (the “Original Facility Fee”) on the initial closing date. The Original Exit Fee of $0.6 million and Original Facility Fee of $0.2 million were recorded as debt discount, and were being accreted using the effective interest method within interest expense in the consolidated statements of operations and comprehensive loss. The Company’s obligation to pay the Original Exit Fee remains outstanding, and the timing for payment thereof was unaffected by, and reaffirmed in connection with, the Amendment. Such obligation is disclosed in the consolidated balance sheet within Term loan, current as of December 31, 2025.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Company was obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. The Company is also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Under the terms of the Amended Loan Agreement, the Company is obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder (the “Amended Exit Fee”) upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. As of December 31, 2025, the amount owed under the Amended Exit Fee is equal to $1.2 million. The Original Exit Fee and the Amended Exit Fee have been fully accrued and recorded as debt discount as of the closing date of the Amendment and is being accreted using the effective interest method within interest expense in the consolidated statement of operations and comprehensive loss.

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
Warrants
In connection with the Original Loan Agreement, the Company issued to the Lender a warrant (the “Original Warrant”), which Original Warrant is exercisable for 35,773 shares of the Company’s common stock and expires on December 15, 2032. In connection with the Amendment, the Original Warrant was amended and restated (the “Amended and Restated Warrant”) to reduce the exercise price from $10.49 to $3.71 per share (the “Exercise Price”). The incremental value associated with this modification was immaterial, and was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital during the year ended December 31, 2025. Further, in connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035.

As of December 31, 2025, the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase. The Company determined the estimated fair value of the New Warrant at the date of issuance to be $0.5 million, which was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital. As of the date of the issuance, significant assumptions include

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
an expected life of 10 years, a risk-free rate of 4.79% and an expected volatility of 89.47%. See Note 14 for additional information regarding the New Warrant.

Loan Conversion Feature
Under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan (the “Conversion Amount”) ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amended Loan Agreement) into shares of the Company’s common stock. The number of shares to be issued upon conversion is determined by dividing (a) the portion of the term loan amount converted, by (b) the Applicable Conversion Price. Applicable Conversion Price means (i) with respect to any conversion of up to $4.0 million of the Conversion Amount, $10.49, and (ii) with respect to any conversion of the remaining $5.0 million of the Conversion Amount, $4.83, in each case subject to certain adjustments set forth in the Amended Loan Agreement. The Company determined that the embedded conversion option is not required to be separated from the Term Loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. On November 17, 2025, the Lender elected to convert $4.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 shares.
Interest Expense and future repayments
The Company recorded interest expense related to the Loan Agreement of $2.5 million and $1.4 million for the years ended December 31, 2025 and 2024, at a weighted-average rate of 12.8% and 10.5%, respectively.
Future principal debt payments and Exit Fee of the term loans funded as of December 31, 2025 are as follows (in thousands):

2026	$—
2027	7,315
2028	7,965
2029	720
Total principal payments	16,000
Exit Fee	1,815
Deferred interest	195
Total principal payments and Exit Fee	18,010
Less: unamortized debt discount	(1,253)
Less: Term loan, current portion	(585)
Term loan, non-current	$16,172

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of December 31, 2025, the Company has drawn down the entirety of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest will accrue at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

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

Future principal debt payments of the Convertible Grant Agreement funded as of December 31, 2025 are as follows (in thousands):

2026	$—
2027	—
2028	—
2029	2,000
Term loan, non-current	$2,000
The Company assessed the terms and features of the Convertible Grant Agreement and determined that the Company was eligible to elect the fair value option under ASC 825, Financial Instruments. The Convertible Grant Agreement contains various embedded features and the election of the fair value option allowed the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Convertible Grant Agreement, which include accrued interest, if any, are recorded as a component of other, net or within other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the Convertible Grant Agreement. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss.

The Company determined the initial fair value of the Convertible Grant Agreement using a probability-weighted income approach. Draw downs under the Convertible Grant Agreement were $0.8 million and $1.3 million during the years ended December 31, 2025 and 2024, respectively. The Company remeasured the fair value of the Convertible Grant Agreement as of December 31, 2025 to be $2.2 million using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 19.85% and adjusted for the probability of various repayment scenarios.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following table reconciles the change in fair value of the Convertible Grant Agreement during the years ended December 31, 2025 and 2024 (in thousands):

Beginning fair value, July 2024	$—
Recognition of Convertible Grant Agreement	1,250
Principal payments	—
Changes in fair value reported in statements of operations	54
Changes in fair value reported in other comprehensive loss	—
Fair value balance, as of December 31, 2024	1,304
Issuance of new tranches	750
Principal payments	—
Changes in fair value reported in statements of operations	326
Changes in fair value reported in other comprehensive loss	(153)
Fair value balance as of December 31, 2025	$2,227

9. Fair Value
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$176,430	$176,430	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$176,930	$176,930	$—	$—
Liabilities:
Convertible Grant Agreement	$2,227	$—	$—	$2,227
Total liabilities	$2,227	$—	$—	$2,227

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$168,136	$168,136	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$168,636	$168,636	$—	$—
Liabilities:
Convertible Grant Agreement	$1,304	$—	$—	$1,304
Total liabilities	$1,304	$—	$—	$1,304
The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy. The Company’s Convertible Grant Agreement is

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
classified as a Level 3 instrument under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. See Note 8 for additional information on the Convertible Grant Agreement.
10. Asset Purchase and License Agreements
From time to time, the Company enters into asset purchase and license agreements with third parties. During the years ended December 31, 2025 and 2024, the Company was a party to the following significant agreements with certain financial commitments:
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to pay Sanofi up to an aggregate amount in the low-mid double digit millions upon the completion of a combination of development and regulatory approval milestones. If the Company achieves regulatory approval for one or more licensed products, the Company will owe Sanofi certain commercial milestone payments for the achievement of specified levels of aggregate, annual worldwide net sales of all licensed products, up to an aggregate amount of $102.0 million. In addition, if the Company grants sublicenses under the patents and know how licensed to the Company under the agreement, the Company will be required to pay sublicense revenue to Sanofi at tiered percentages ranging from low-mid double-digit percentages down to the very low double-digit percentages, reducing based on the time of entry into the applicable sublicense agreement. No additional milestones or royalties were paid or accrued during the years ended December 31, 2025 or 2024 related to this agreement.

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
Cerecor License Agreement
Effective May 28, 2021, the Company entered into an agreement with Cerecor Inc. (n/k/a Avalo Therapeutics, Inc.) (“Cerecor”) to obtain an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patent rights and know-how owned or controlled by Cerecor, relating to an NR2B inhibitor compound now known as ALTO-202, including certain rights licensed to Cerecor by Essex Chemie AG (“Merck”), to research, develop, make, have made, use, import, offer for sale and sell ALTO-202 and products incorporating ALTO-202 (“Cerecor Licensed Products”), for the prevention, diagnosis and/or treatment of all diseases in humans.

In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million, which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $59.1 million per Cerecor Licensed Product if the Company achieves certain development, regulatory approval, and first commercial sale milestones for such Cerecor Licensed Product in up to a specified number of indications. If the Company successfully commercializes Cerecor Licensed Products, it will also be required to pay to Merck sales milestones totaling up to $15.0 million for all Cerecor Licensed Products, for the achievement of certain specified levels of worldwide annual aggregate net sales of all Cerecor Licensed Products. No additional milestones or royalties were paid or accrued during the years ended December 31, 2025 or 2024 related to this agreement.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $27.0 million upon the achievement of certain development and regulatory approval milestones, and up to $35.0 million in the aggregate for the achievement of certain tiered sales milestones for any product that incorporates a Teva Acquired Compound (each, a “Teva Product”). In April 2024, the Company achieved a clinical milestone related to the initiation of its Phase 2 POC clinical trial evaluating ALTO-203, resulting in a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2024. No additional milestones or royalties were paid or accrued during the years ended December 31, 2025 or 2024 related to this agreement.

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

In exchange for the rights granted to the Company, the Company made a cash payment of $0.5 million which was recorded in research and development expenses during the year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $4.5 million upon the achievement of certain development and regulatory approval milestones. In connection with the sale or license by the Company to a third party of any of the patent, know-how or other rights included in the acquired assets prior to the achievement of a specified clinical development milestone, the Company will be required to pay to Palisade a low-double digit percentage of any consideration received by the Company from such license or sale, provided that the maximum aggregate consideration the Company will be required to pay to Palisade under the Palisade Agreement, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million. No additional milestones or royalties were paid or accrued during the years ended December 31, 2025 or 2024 related to this agreement.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

The MedRx Agreement will expire with respect to each MedRx Licensed Product, on a country-by-country basis, upon the expiration of the MedRx Royalty Term, and with respect to the entire MedRx Agreement upon the expiry of the last-to-expire MedRx Royalty Term for the last MedRx Licensed Product for which there has been a first commercial sale. Either the Company or MedRx may terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Licensed Product basis upon an uncured material breach by the other party or in connection with an insolvency event of such party. In addition, if the Company or MedRx bring or otherwise participate in a patent challenge against any patents licensed by the other party, such other party may terminate the MedRx Agreement immediately. The Company has the right to terminate the MedRx Agreement in its entirety or on a MedRx Licensed Product-by-MedRx Licensed Product basis for any reason upon specified prior written notice to MedRx provided that the effective date of such termination will not be earlier than the completion date of a specified development event. The Company also has the right to terminate the MedRx Agreement with respect to a MedRx Licensed Product immediately upon its reasonable determination of a material safety issue with respect to such MedRx Licensed Product. Except for the $1.5 million milestone discussed above, no additional milestones or royalties were paid or accrued during the years ended December 31, 2025 or 2024 related to this agreement.
Chase Asset Purchase Agreement
On May 31, 2025 (the “Chase Closing Date”), the Company entered into an Asset Purchase Agreement (“Chase Agreement”) with Chase Therapeutics Corporation (“Chase”) pursuant to which the Company acquired all patent, know-how and other rights to ALTO-207, ALTO-208, and certain related assets (the “Acquired Compounds”).

On the Chase Closing Date, the Company made an initial payment of $1.8 million in cash and reimbursed Chase $1.2 million to offset certain expenses incurred by the Seller in connection with the Chase Agreement, which are recorded in research and development expenses in the consolidated statements of operations and comprehensive loss. The Company is obligated to pay Chase up to an aggregate of $71.5 million after the Chase Closing Date (the “Chase Milestone Payments”) upon the achievement of certain clinical, regulatory, and sales milestones related to the Acquired Compounds (the “Chase Milestone Events”). Of the potential Milestone Payments, $41.0 million in aggregate are tied to commercial success of the product candidates. Other than with respect to the first Chase Milestone Event, Chase may elect to receive the Chase Milestone Payments for each Chase Milestone Event either as cash or as restricted shares of the Company’s common stock, subject to an overall limitation of a maximum of 5,387,353 shares of common stock that may be issued pursuant to the Chase Agreement (representing 19.9% of the outstanding shares of the common stock as of the Chase Closing Date). No additional milestones or royalties were paid or accrued during the year ended December 31, 2025 related to this agreement.
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

11. Stock Based Plans
2024 Equity Incentive Plan
In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on the execution of the underwriting agreement related to the IPO. Under the 2024 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2024 Plan is a successor to the 2019 Equity Incentive Plan, which was adopted by the Board of Directors in March 2019 (as amended, the “2019 Plan”). A total of 2,000,000 shares of common stock were approved to be initially reserved for issuance under the 2024 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2024 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2025 and continuing through and including January 1, 2034, in an amount equal to 5% of the total number of shares of the Company’s common stock

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. On January 1, 2026 and 2025, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 1,596,176 and 1,349,328 shares, respectively. Following effectiveness of the 2024 Plan, no further issuance may be made under the 2019 Plan.

As of December 31, 2025 and 2024, the total number of shares authorized to be issued under the 2024 Plan was 3,349,328 and 2,000,000, respectively. As of December 31, 2025 and 2024, there were 625,142 and 198 shares of common stock reserved and available for issuance under the 2024 Plan, respectively.
2025 Inducement Plan
On February 6, 2025, the Board adopted the 2025 Inducement Plan (the “Inducement Plan”), pursuant to which it reserved 500,000 shares of common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, RSUs, RSAs, and performance awards. As of December 31, 2025, stock options to purchase 150,000 shares of common stock had been granted under the Inducement Plan.
Employee Stock Purchase Plan
In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the execution of the underwriting agreement related to the IPO. A total of 250,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 and continuing through, and including, January 1, 2034, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 750,000 shares; provided, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2026 and 2025, the number of shares of common stock reserved for issuance under the ESPP increased by 319,235 and 269,865 shares, respectively. As of December 31, 2025, the Company had not opened the ESPP for enrollment, and therefore there were no purchases or share issuances during the periods covered by these financial statements.
Stock Option Repricing
In July 2025, the Board approved a stock option repricing, which was effective at the close of market on July 3, 2025 (“Repricing Effective Date”). The repricing generally applied to the outstanding stock options held by then current employees and consultants that had an exercise price greater than $2.35 per share. As of the Repricing Effective Date, the eligible stock options were immediately repriced such that the exercise price per share for such options was reduced to $2.35 (the closing price of the Company’s common stock on the New York Stock Exchange on the Repricing Effective Date), subject to certain retention requirements. The retention period is 12 months following the Repricing Effective Date and can be accelerated under certain conditions. If an eligible stock option is exercised prior to the end of the relevant retention period, the participant will be required to pay a premium exercise price equal to the original exercise price per share of such stock option. There were no changes to the number of shares underlying the eligible stock options or to the vesting schedules or expiration dates of the eligible stock options. There were 4,225,763 shares underlying the repriced stock options, which had then-current exercise prices ranging from $2.44 to $16.00 per share. An incremental $1.4 million of stock-based compensation expense will be recognized over the greater of the 12-month retention period or the remaining vesting period of the outstanding stock options. Stock options held by non-employee members of the Board were not eligible for the repricing. For the year ended December 31, 2025, the Company recognized $0.4 million of incremental stock-based compensation expense in connection with the stock option repricing. In addition, the Company has $1.0 million of unrecognized stock based compensation related to the stock option repricing which is expected to be recognized over a weighted-average period of 1.0 year.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

The weighted-average grant date fair value of options granted during 2025 and 2024 for awards subject only to service-based vesting conditions were $3.72 and $9.50 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	2025	2024
Exercise price	$4.95	$12.38
Fair value of common stock	$4.95	$12.38
Expected term (in years)	6.0	6.0
Volatility	88.3%	90.5%
Risk-free rate	4.1%	4.1%
Dividend yield	0.0%	0.0%

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share (1)	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at December 31, 2023	2,880	$4.48	8.7	$7,794
Granted	2,142	12.38
Exercised	(125)	1.50		368
Forfeited and cancelled	(382)	9.58
Outstanding at December 31, 2024	4,515	7.88	8.3	2,109
Granted	1,198	4.95
Exercised	(249)	2.84		3,723
Forfeited and cancelled	(514)	8.51
Outstanding at December 31, 2025	4,950	$7.28	7.9	$52,078
Exercisable at December 31, 2025	2,321	$6.95	7.1	$25,169
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
As of December 31, 2025, there was approximately $14.5 million of unrecognized stock-based compensation expense related to these service-based unvested stock options, excluding the impact of the option repricing, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
The table below summarizes activity related to RSUs subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2023	—	$—
Granted	54	14.88
Vested	—	—
Forfeited and cancelled	—	—
Outstanding, December 31, 2024	54	14.88
Granted	—	—
Vested	(27)	14.88
Forfeited and cancelled	—	—
Outstanding, December 31, 2025	27	$14.88
On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of December 31, 2025, the total unrecognized compensation related to unvested RSUs granted was $0.1 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 0.2 years. The fair value of the RSUs vested during the year ended December 31, 2025 was $0.1 million.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue Performance Awards during the years ended December 31, 2025 or 2024.

During the year ended December 31, 2024, financing and clinical milestones were met, which resulted in the vesting of 194,835 Performance Awards and the recognition of $0.9 million of stock-based compensation expense. During the year ended December 31, 2025, there were 157,367 Performance Awards that were forfeited. As of December 31, 2025, there were 435,381 Performance Awards vested and outstanding, with a weighted average exercise price of $4.06 per share, of which no Performance awards remain unvested. The Performance Awards have a contractual term of 10 years. There is no unrecognized stock-based compensation expense related to Performance Awards.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Years ended December 31,
	2025	2024
Research and development	$4,103	$3,631
General and administrative	4,005	4,000
Total stock-based compensation expense	$8,108	$7,631
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

In October 2025, the Company issued equity-classified Pre-Funded Warrants with a nominal exercise price of $0.0001 per share (see Note 14). In accordance with ASC 260, Earnings Per Share (ASC 260), shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The Pre-Funded Warrants are therefore included as outstanding shares as of their issuance date to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	December 31,
	2025	2024
K2 Common Stock Warrants	170	36
Restricted Stock Units	27	54
Stock options issued and outstanding	5,385	5,108
Total	5,582	5,198
13. Income Taxes
Provision for Income Taxes
There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In 2025 and 2024, substantially all of the Company’s net losses were generated in the United States.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the U.S. federal statutory rate as follows:

	December 31, 2025
	Amounts (in thousands)	Percentage
Statutory U.S. federal income tax rate	$(13,280)	21.0%
State and Local income taxes, net of related federal income tax benefit	—	—
Foreign tax effects	134	(0.2)
Effects of cross-border tax laws	—	—
Tax credits	(1,640)	2.6
Changes in valuation allowances	14,205	(22.5)
Nontaxable or nondeductible items	581	(0.9)
Changes in unrecognized tax benefits	—	—
Other adjustments	—	—
Income tax provision (benefit)	$—	—%

December 31, 2024
Statutory rate	21.0%
State taxes, net of federal tax benefit	(0.5)
Research and development tax credits	2.5
Change in valuation allowance	(23.4)
Other	0.4
Income tax provision (benefit)	—%
Deferred Tax Assets and Valuation Allowance
Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of deferred tax assets is derived from the Company’s federal NOLs.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The most significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$19,792	$12,124
Stock-based compensation	3,421	1,975
R&D deferred costs	20,279	17,364
Accrued expenses and other, net	2,138	2,064
Tax credit carryforwards	6,605	4,331
Lease liability	1,393	1,507
Total deferred tax assets	53,628	39,365
Less: valuation allowance	(52,142)	(37,400)
Net deferred tax assets	1,486	1,965
Deferred tax liabilities:
Right of use lease asset	(1,193)	(1,409)
Fixed assets	(293)	(556)
Total deferred tax liabilities	$(1,486)	$(1,965)
Net deferred taxes	$—	$—
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset the gross deferred tax assets as of December 31, 2025 and 2024 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets. The valuation allowance increased by $14.7 million and $14.4 million during the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the Company had U.S. federal gross NOL carryforwards of $78.5 million, state gross NOL carryforwards of $33.6 million, foreign gross NOL carryforwards of $3.2 million, and tax credit carryforwards of $6.6 million. State NOL carryforwards begin to expire in 2039 and tax credit carryforwards will begin to expire in 2042 with $0.8 million of tax credit carryforwards having no expiration. US federal and foreign gross NOL carryforwards have no expiration.

The Company’s NOL and tax credit carryforwards could be subjected to a limitation pursuant to a cumulative change in substantial ownership as identified in Sections 382 and 383 of the Internal Revenue Code and similar state provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a study and determined that historical changes, under Section 382 and 383, have occurred and as a result approximately $72.9 million of the gross NOLs and $5.4 million of net tax credits carryforwards are subjected to the limitation. These related gross federal NOLs are subject to a full valuation allowance as of December 31, 2025. The Company will continue to monitor equity movement and its impact on the utilization of the NOLs and credits as the Company could experience subsequent ownership changes which may result in additional limitations on the utilization of NOL and credit carryforwards.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state and local jurisdictions and in one foreign tax jurisdiction. The Company’s tax years from inception through 2025 are subject to examination by the U.S., state, and foreign tax authorities due to the carryforward of unutilized NOLs and research and development credits. The Company is not currently under examination in any tax jurisdictions.

On July 4, 2025, new legislation (commonly known as the One Big Beautiful Bill Act or OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
others implemented through 2027. The impact is not material to the financial statements due to the Company’s full valuation allowance.
14. Convertible Preferred Stock and Stockholders’ Equity
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
K2 Warrant
In December 2022, in connection with the closing of the Original Loan Agreement, the Company issued a warrant to the Lender to purchase a number of shares of the Company’s Series B convertible preferred stock, or at Lender’s election, next round stock (“K2 Warrant”). The number of shares of convertible preferred stock issuable upon exercise of the warrant was equal to (a) (i) 0.0375, multiplied by (ii) the aggregate principal amount of term loans actually funded under the Original Loan Agreement, divided by (b) the warrant price then in effect. Following the conversion of all outstanding convertible preferred stock into common stock upon the completion of the IPO in February 2024, the K2 Warrant became a warrant to purchase up to an aggregate of 35,773 shares of the Company’s common stock at an exercise price of $10.49 per share (referred to in Note 8 as the Original Warrant). The K2 Warrant was remeasured to fair value immediately prior to the conversion to a common stock warrant, and a change in fair value of $0.2 million was recognized during the year ended December 31, 2024. The Company determined that the K2 Warrant is equity-classified, and therefore the resulting warrant liability was reclassified to permanent equity, and is not subject to future remeasurement.

On January 13, 2025, in connection with the Amended Loan Agreement (see Note 8 for additional information), the K2 Warrant was amended and restated (referred to in Note 8 as the Amended and Restated Warrant) to reduce the exercise price from $10.49 per share to $3.71 per share (referred to in Note 8 as the Exercise Price). Further, in connection with the Amendment, the Company issued an additional warrant (referred to in Note 8 as the New Warrant and, together with the Amended and Restated Warrant, the Warrants) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035. The New Warrant is classified as equity as it meets all the conditions under GAAP for equity classification, and is therefore not subject to ongoing remeasurement. The Company reassesses whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

As of December 31, 2025 the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase.

The Company is conditionally obligated to issue a fixed number of additional shares in connection with the New Warrant (“Additional Warrants”) in the potential amount of 168,363 shares upon the funding of additional amounts under the Term Loan with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
contingently issuable Additional Warrants derivative liability had a de minimis value at the time of issuance and as of December 31, 2025. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the consolidated statements of operations and comprehensive loss. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that additional amounts under the Term Loan will be funded which would trigger the issuance of the Additional Warrants.
Pre-Funded Warrants
In October 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company sold and issued to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,832,263 shares (the “Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 4,622,251 shares of common stock (the “Pre-Funded Warrants”) in lieu of Shares. The purchase price per share of common stock was $5.9140 per share (the “Purchase Price”), and the purchase price for the Pre-Funded Warrants was $5.9139 per Pre-Funded Warrant.

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

The Company concluded that the Pre-Funded Warrants meet the criteria for equity classification at issuance and were recorded as a component of stockholders’ equity within additional paid-in capital. The Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return.
Common Stock and Authorized Shares
As of December 31, 2025 and 2024, the Company had 500,000,000 authorized shares of common stock, with a par value of $0.0001 per share, of which 31,923,521 and 26,986,560 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	December 31,
	2025	2024
K2 Warrants	170	36
Pre-Funded Warrants	4,622	—
Stock options issued and outstanding from 2024, 2019 Equity Incentive Plan and Inducement Plan	5,385	5,108
Shares available for future grant from 2024 Equity Incentive Plan and Inducement Plan	975	—
Total	11,152	5,144

The reserved common stock in the table above does not include (i) the number of shares of the Company’s common stock issuable upon conversion of the remaining amount of the Conversion Amount specified within the Amended Loan Agreement (see Note 8), (ii) the variable number of shares issuable pursuant to conversion of amounts funded under the Convertible Grant Agreement (see Note 8), and (iii) the variable number of shares issuable pursuant to terms of Chase Agreement (see Note 10).
15. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. Other than as set forth below, the Company had no significant pending or threatened litigation as of December 31, 2025.

On July 21, 2025, a purported stockholder of the Company filed a lawsuit against the Company, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California (Case No. 3:25-cv-06105). The plaintiff filed an amended complaint on January 23, 2026. The complaint is a putative class action alleging violations of the Securities Act related to the Company’s IPO in February 2024, and violations of the Exchange Act thereafter. The proposed classes consist of purchasers or acquirers of the Company’s common stock pursuant or traceable to the Company’s IPO as well as purchasers or acquirers of the Company’s common stock between March 18, 2024 and October 22, 2024, both dates inclusive. The plaintiff seeks unspecified damages, as well as interest, fees, and costs. The complaint claims, among other things, that the Company’s offering documents and subsequent public disclosures contained materially false and misleading statements and omitted material facts about the prospects of ALTO-100. The Company believes these allegations lack merit, and the Company intends to move to dismiss.

In addition, a consolidated stockholder derivative action, captioned In re Alto Neuroscience, Inc. Derivative Litigation, Lead Case No. 5:25-cv-07144-NW was filed on behalf of the Company against certain executive officers and certain current and former directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the putative class action described above. The plaintiffs seek unspecified damages, as well as interest, fees, and costs. The consolidated stockholder derivative action was stayed on January 14, 2026 pending resolution of the motion to dismiss in the securities class action. The Company believes that these claims lack merit.

The Company has not recorded a liability related to these lawsuits because, at this time, the Company does not believe that an unfavorable outcome is either probable or estimable.

In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at December 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Alto Neuroscience, Inc. and Subsidiary
Notes to Consolidated Financial Statements
16. Retirement Plan
The Company has established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the full-time employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. The 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 3% of an employee’s eligible annual compensation. The Company recorded matching contributions of $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
17. Segments
The Company’s operations are managed and reported to its President and CEO, the Company’s Chief Operating Decision Maker (“CODM”), on a consolidated basis. The Company is a clinical-stage biopharmaceutical company advancing psychiatry through its proprietary Precision Psychiatry Platform, which leverages advanced data science and neurobiology to develop personalized treatments. The CODM assesses performance and allocates resources based on the Company’s consolidated net loss, as the integrated approach to neurobiologically driven drug development requires the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including clinical studies and personnel. Asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Certain significant segment expenses below loss from operations are presented in the Company’s consolidated statements of operations and are therefore not presented below. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below (in thousands):

	December 31,
	2025	2024
Personnel expenses excluding stock-based compensation	$21,319	$20,851
Stock-based compensation	8,108	7,631
Direct external program expenses:
ALTO-100	5,871	7,371
ALTO-300	4,469	6,410
ALTO-101	4,978	2,798
ALTO-203	1,620	3,672
ALTO-207	1,599	—
Other research and development (a)	7,534	7,810
Other general and administrative (b)	10,866	12,067
Loss from operations	$66,364	$68,610

(a) Other research and development expenses primarily consists of license fees, facility charges, third party consultant costs, early research costs related to other product candidates, and other unallocated costs.
(b) Other general and administrative costs include professional fees, insurance, consultant fees and facility charges.
18. Subsequent Events
Equity Grants
Across January, February and March 2026, the Company granted options for the purchase of 1.7 million shares of common stock which are time-based awards at a weighted-average exercise price per share of $16.72, which are expected to vest over a weighted average term of 4.0 years.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to the SEC rules, because we qualify as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Item 9B. Other Information.
Trading Arrangements

During the Company’s last fiscal quarter, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

On December 17, 2025, Amit Etkin, M.D., Ph.D., our President, Chief Executive Officer, and Chair of the Board, adopted a Rule 10b5-1 trading plan for the potential sale of up to 100,000 shares of our common stock at each of two specified price points (60,000 shares to be sold at $35.00 and 40,000 shares to be sold at $80.00). Transactions under Dr. Etkin’s plan were based upon pre-established dates and stock price thresholds and would only occur upon the expiration of the applicable mandatory cooling-off period. Dr. Etkin’s plan had a termination date of December 31, 2026, or the date all shares subject to the plan had been sold. On March 13, 2026, Dr. Etkin terminated his trading plan, effective March 17, 2026. No sales of common stock occurred under the plan prior to its termination.

On December 23, 2025, Nicholas Smith, our Chief Financial Officer and Chief Business Officer, adopted a Rule 10b5-1 trading plan for the potential sale of up to 14,376 shares of our common stock at a price per share of $45.00. Transactions under Mr. Smith’s plan were based upon pre-established dates and stock price thresholds and would only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Smith’s plan had a termination date of December 31, 2026, or the date all shares subject to the plan had been sold. On March 11, 2026, Mr. Smith terminated his trading plan, effective March 13, 2026. No sales of common stock occurred under the plan prior to its termination.

Both Dr. Etkin’s plan and Mr. Smith’s plan were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Election of Directors”, “Board of Directors and Corporate Governance,” “Executive Officers” and “Insider Trading Policy” and is incorporated herein by reference. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
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
Item 11. Executive Compensation.
The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Non-Employee Director Compensation” and “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Independence of the Board of Directors” and “Transactions with Related Persons and Indemnification” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be contained in our Proxy Statement which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this Annual Report:
(1)    Financial Statements
See Index to Financial Statements under Part II, Item 8 of this Annual Report.
(2)    Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Form of Common Stock Certificate	S-1/A	333-276495	4.1	1/29/2024

4.2†	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of November 20, 2023	S-1	333-276495	4.2	1/12/2024

4.3	Amended and Restated Warrant to Purchase Stock, dated January 13, 2025, issued to K2 HealthVentures Equity Trust LLC	8-K	001-41944	4.1	1/16/2025

4.4	Warrant to Purchase Stock, dated January 13, 2025, issued to K2 HealthVentures Equity Trust LLC	8-K	001-41944	4.2	1/16/2025

4.5	Description of Securities	10-K	001-41944	4.5	3/20/2025

4.6	Form of Pre-Funded Warrant	8-K	001-41944	4.1	10/20/2025

10.1+	2019 Equity Incentive Plan	S-1	333-276495	10.1	1/12/2024

10.2+	Form of Option Grant Notice and Agreement, Exercise Notice, Early Exercise Notice, and Restricted Award Notice under the 2019 Equity Incentive Plan	S-1	333-276495	10.2	1/12/2024

10.3+	2024 Equity Incentive Plan	S-1/A	333-276495	10.3	1/29/2024

10.4+	Form of Option Grant Notice and Agreement, and Exercise Notice under the 2024 Equity Incentive Plan	S-1/A	333-276495	10.4	1/29/2024

10.5+	Form of RSU Award Grant Notice and Agreement under the 2024 Equity Incentive Plan	S-1/A	333-276495	10.5	1/29/2024

10.6+	2025 Inducement Plan	10-K	001-41944	10.6	3/20/2025

10.7+	Form of Option Grant Notice and Agreement, and Exercise Notice under the 2025 Inducement Plan	10-K	001-41944	10.7	3/20/2025

10.8+	2024 Employee Stock Purchase Plan	S-1/A	333-276495	10.6	1/29/2024

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9+	Non-Employee Director Compensation Policy	10-Q	001-41944	10.1	11/12/2025

10.10+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-276495	10.7	1/29/2024

10.11+	Form of Employment Offer Letter for executive officers	S-1	333-276495	10.8	1/12/2024

10.12+	Form of Amendment to Employment Offer Letter	S-1/A	333-276495	10.9	1/29/2024

10.13†	Loan and Security Agreement, by and among the Registrant, K2 HealthVentures LLC, as a lender, and the other lenders from time to time party thereto, or collectively the Lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral agent for the Lender, dated as of December 16, 2022	S-1	333-276495	10.9	1/12/2024

10.14†	First Amendment to Loan and Security Agreement, by and among the Registrant, K2 HealthVentures LLC, as lender, K2 HealthVentures LLC, as administrative agent for the Lender, and Ankura Trust Company, LLC, as collateral trustee for the Lender, dated as of January 13, 2025	8-K	001-41944	10.1	1/16/2025

10.15#	Exclusive License Agreement With Equity, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated as of December 6, 2019, as amended as of May 18, 2020 and December 11, 2023	S-1	333-276495	10.10	1/12/2024

10.16#	License Agreement, by and between the Registrant and Sanofi, dated as of May 18, 2021	S-1	333-276495	10.11	1/12/2024

10.17#	Patent and Know-How License Agreement, by and between the Registrant and Cerecor Inc. (k/n/a Avalo Therapeutics, Inc.), dated as of May 28, 2021	S-1	333-276495	10.12	1/12/2024

10.18#	Exclusive License Agreement, by and between Dow Agrosciences LLC and Neuralstem, Inc., dated as of December 1, 2016.	S-1	333-276495	10.13	1/12/2024

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19†	Asset Transfer Agreement, by and between the Registrant and Palisade Bio, Inc. (formerly Seneca Biopharma, Inc., formerly Neuralstem Inc.), dated as of October 18, 2021	S-1	333-276495	10.14	1/12/2024

10.20	Assignment and Assumption Agreement, by and between the Registrant and Palisade Bio, Inc. (formerly Seneca Biopharma, Inc., formerly Neuralstem Inc.), dated as of October 18, 2021	S-1	333-276495	10.15	1/12/2024

10.21#	Asset Purchase Agreement, by and between the Registrant and Teva Pharmaceutical Industries, Ltd., dated as of October 4, 2021	S-1	333-276495	10.16	1/12/2024

10.22#	Joint Development and License Agreement, by and between the Registrant and MedRx Co., Ltd., dated as of September 25, 2023	S-1	333-276495	10.17	1/12/2024

10.23†	Convertible Loan Agreement, by and between the Registrant and The Wellcome Trust Limited, dated as of July 24, 2024	8-K	001-41944	10.1	7/29/2024

10.24	Sales Agreement, by and between the Company and Leerink Partners LLC, dated as of February 3, 2025	S-3	333-284667	1.2	2/3/2025

10.25#	Asset Purchase Agreement, dated as of May 31, 2025, by and between the Registrant and Chase Therapeutics Corporation	10-Q	001-41944	10.1	8/13/2025

10.26#	Amendment to Asset Purchase Agreement, dated as of December 22, 2025, by and between Registrant and Chase Therapeutics Corporation					X

19.1	Insider Trading Policy	10-K	001-41944	19.1	3/20/2025

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Incentive Compensation Recoupment Policy	10-K	001-41944	97	3/21/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

ALTO NEUROSCIENCE, INC.

Date:	March 16, 2026	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amit Etkin	President, Chief Executive Officer, and	March 16, 2026
Amit Etkin, M.D., Ph.D.	Chair of the Board of Directors
(Principal Executive Officer)

/s/ Nicholas Smith	Chief Financial Officer and Chief Business Officer	March 16, 2026
Nicholas Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Nixon Cox	Director	March 16, 2026
Christopher Nixon Cox

/s/ Andrew Dreyfus	Director	March 16, 2026
Andrew Dreyfus

/s/ Husseini Manji	Director	March 16, 2026
Husseini Manji, M.D.

/s/ Raymond Sanchez	Director	March 16, 2026
Raymond Sanchez, M.D.

/s/ Gwill York	Director	March 16, 2026
Gwill York