Form 10-Q
period 2026-03-31
Alto Neuroscience, Inc.
filed 2026-05-13
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of May 8, 2026 was 35,093,940.

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

•the anticipated impact of global economic uncertainty, financial market conditions and geopolitical events, including the conflict between Ukraine and Russia, the conflict in the Middle East, geopolitical tensions, high levels of inflation, fluctuating interest rates, and tariffs on our business, results of operations, and financial condition;

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

You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, or Annual Report, under “Item 1A. Risk Factors” in this Quarterly Report, and in our other reports filed with the Securities and Exchange Commission, or SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in such statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$263,762	$176,484
Prepaid expenses and other current assets	5,364	1,234
Total current assets	269,126	177,718
Restricted cash	500	500
Property and equipment, net	2,234	1,872
Operating right-of-use asset	4,061	4,261
Other assets	338	338
Total assets	$276,259	$184,689
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,369	$1,878
Accrued expenses and other current liabilities	7,610	8,862
Term loan, current	2,136	585
Total current liabilities	13,115	11,325
Term loan, non-current	13,885	16,172
Convertible Grant Agreement	2,335	2,227
Lease liability, long-term	3,555	3,823
Total liabilities	32,890	33,547
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock (par value $0.0001), 500,000 shares authorized; 35,053 and 31,924 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	471,224	352,751
Accumulated deficit	(227,871)	(201,634)
Accumulated other comprehensive loss	13	22
Total stockholders’ equity	243,369	151,142
Total liabilities and stockholders’ equity	$276,259	$184,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$20,294	$9,974
General and administrative	6,844	5,702
Total operating expenses	27,138	15,676
Loss from operations	(27,138)	(15,676)
Other income (expense):
Interest income	1,561	1,827
Interest expense	(545)	(598)
Loss on debt extinguishment	—	(681)
Other, net	(115)	(41)
Total other income, net	901	507
Net loss	$(26,237)	$(15,169)
Other comprehensive income (loss):
Change in fair value attributable to instrument specific credit risk	7	134
Foreign currency translation	(16)	(19)
Total other comprehensive income (loss)	(9)	115
Comprehensive loss	$(26,246)	$(15,054)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.56)
Weighted-average number of common shares outstanding, basic and diluted	32,893	27,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)
Balance at December 31, 2024	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
Exercise of common stock options	85	—	198	—	—	198
Issuance of K2 warrants	—	—	524	—	—	524
Stock compensation expense	—	—	1,968	—	—	1,968
Other comprehensive income	—	—	—	—	115	115
Net loss	—	—	—	(15,169)	—	(15,169)
Balance at March 31, 2025	27,072	$3	$292,644	$(153,565)	$14	$139,096

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)
Balance at December 31, 2025	31,924	$3	$352,751	$(201,634)	$22	$151,142
Exercise of common stock options	4	—	6	—	—	6
Restricted stock units vesting	18		(190)			(190)
Issuance of common stock and pre-funded warrants in 2026 private placement, net of issuance costs	2,900	—	114,892	—	—	114,892
Issuance of common stock for conversion of the K2 term loan, net of issuance	207	—	941	—	—	941
Stock compensation expense	—	—	2,824	—	—	2,824
Other comprehensive income	—	—	—	—	(9)	(9)
Net loss	—	—	—	(26,237)	—	(26,237)
Balance at March 31, 2026	35,053	$3	$471,224	$(227,871)	$13	$243,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(26,237)	$(15,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,824	1,968
Depreciation	184	171
Non-cash interest expense related to term loan	206	180
Non-cash lease expense	200	190
Loss on disposal of assets	9	41
Change in other, net	116	41
Loss on extinguishment of debt	—	681
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,130)	(1,692)
Accounts payable	1,490	(266)
Accrued liabilities and other liabilities	(1,753)	(2,701)
Net cash used in operating activities	(27,091)	(16,556)
Cash Flows from Investing Activities:
Capital expenditures	(556)	(24)
Net cash used in investing activities	(556)	(24)
Cash Flows from Financing Activities:
Proceeds from sale of common stock and pre-funded warrants in 2026 private placement	120,000	—
Payments from sale of common stock and pre-funded warrants in 2026 private placement	(4,875)	—
Payment of withholding taxes for stock-based compensation	(190)
Payments on issuance cost from registration statement	—	(419)
Proceeds from issuance of term loan, net	—	19,688
Repayment of former term loan	—	(10,213)
Payment of loan financing cost	—	(127)
Proceeds from exercise of stock options	6	198
Net cash provided by financing activities	114,941	9,127
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(22)
Net (decrease) increase in cash, cash equivalents and restricted cash	87,278	(7,475)
Cash, cash equivalents and restricted cash at the beginning of the period	176,984	168,729
Cash, cash equivalents and restricted cash at the end of the period	$264,262	$161,254
Supplemental Disclosure of Non-cash Activities
Conversion of K2 term loan into shares of common stock	$941	$—
Costs from sale of common stock and pre-funded warrants in 2026 private placement not yet paid	$233	$—
Deferred offering and share issue costs not yet paid	$—	$138
Issuance of warrants in connection with term loan agreement	$—	$524
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$342	$311
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

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied primarily upon equity financings to fund its operations. At March 31, 2026, the Company had an accumulated deficit of approximately $227.9 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.

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

On October 21, 2025, the Company completed a private placement transaction in which it issued and sold (i) 3,832,263 shares of common stock and (ii) pre-funded warrants (in lieu of common stock) to purchase an aggregate of 4,622,251 shares of common stock. The Company received net proceeds of $49.7 million (see Note 10 for additional information).

On November 17, 2025, K2 HealthVentures LLC elected to convert $4.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 shares.

On March 17, 2026, the Company completed a private placement transaction in which it issued and sold (i) 2,900,000 shares of common stock and (ii) pre-funded warrants (in lieu of common stock) to purchase an aggregate of 3,100,000 shares of common stock. The Company received net proceeds of $114.9 million (See Note 10 for additional information).

On March 18, 2026, K2 HealthVentures LLC elected to convert $1.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 207,215 shares.

2. Summary of Significant Accounting Policies and Basis of Presentation
Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the accounts of Alto and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations and statements of equity for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “Annual Report”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ materially from those estimates. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements relate to the determination of the volatility of its common stock (as an input for calculating stock-based compensation and warrants), estimating accrued or prepaid research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2026 are consistent with those discussed in Note 3 to the consolidated financial statements in the Annual Report.
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which affects entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the provisions of ASU 2024-04 prospectively beginning January 1, 2026. The adoption did not have an impact on the Company’s condensed consolidated financial statements.
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Early adoption is allowed. Currently, the Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$1,894	$191
Other prepaid expenses	3,470	1,043
Total prepaid expenses and other current assets	$5,364	$1,234
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$2,667	$2,125
Office equipment and furniture	453	453
Computer software and equipment	574	574
Leasehold improvements	246	246
Less: accumulated depreciation	(1,706)	(1,526)
Property and equipment, net	$2,234	$1,872
Depreciation expense was approximately $0.2 million for both the three months ended March 31, 2026, and 2025.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll, vacation and employee-related expenses	$2,001	$4,870
Accrued research	3,142	2,124
Accrued interest, short term	115	118
Other accruals and current liabilities	1,048	599
Lease liability, short term	1,304	1,151
Total accrued expenses and other current liabilities	$7,610	$8,862
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Fees

Under the terms of the Original Loan Agreement, the Company was obligated to pay a final fee equal to 6.25% of the aggregate amount of the term loans funded thereunder (the “Original Exit Fee”) upon the earliest of (i) the Original Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. The Company was also obligated to pay the Lender a one-time facility fee of $0.2 million (“Original Facility Fee”) on the initial closing date. The Original Exit Fee of $0.6 million and Original Facility Fee of $0.2 million were recorded as debt discount, and were being accreted using the effective interest method within interest expense in the condensed consolidated statements of operations and comprehensive loss. The Company’s obligation to pay the Original Exit Fee remains outstanding, and the timing for payment thereof was unaffected by, and reaffirmed in connection with, the Amendment, and is recorded in the condensed consolidated balance sheet within Term loan, current as of March 31, 2026 and December 31, 2025.

The Company was obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. The Company is also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Under the terms of the Amended Loan Agreement, the Company is obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder (the “Amended Exit Fee”) upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. As of March 31, 2026, the amount owed under the Amended Exit Fee is equal to $1.2 million. The Original Exit Fee and the Amended Exit Fee have been fully accrued and recorded as debt discount as of the closing date of the Amendment and are being accreted using the effective interest method within interest expense in the consolidated statement of operations and comprehensive loss.

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

In connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035 and allows for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase. The Company determined the estimated fair value of the New Warrant at the date of issuance to be $0.5 million, which was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital. As of the date of the issuance, significant assumptions include an expected life of 10 years, a risk-free rate of 4.79% and an expected volatility of 89.47%. See Note 10 for additional information regarding the New Warrant.

Loan Conversion Feature

Under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan (the “Conversion Amount”) ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amended Loan Agreement) into shares of the Company’s common stock (the “Conversion Shares”). The number of shares to be issued upon conversion is determined by dividing (a) the portion of the term loan amount converted, by (b) the Applicable Conversion Price. Applicable Conversion Price means (i) with respect to any conversion of up to $4.0 million of the Conversion Amount, $10.49, and (ii) with respect to any conversion of the remaining $5.0 million of the Conversion Amount, $4.83, in each case subject to certain adjustments set

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
forth in the Amended Loan Agreement. The Company determined that the embedded conversion option is not required to be separated from the Term Loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. On November 17, 2025 and March 18, 2026, the Lender elected to convert $4.0 million and $1.0 million, respectively, of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 and 207,215 shares, respectively.

Interest Expense and future repayments
The Company recorded interest expense at a weighted average rate of 12.35% and 12.94% related to the Loan Agreement for the three months ended March 31, 2026, and 2025, respectively. During the three months ended March 31, 2026, and 2025, the Company recorded interest expense of $0.5 million and $0.6 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of March 31, 2026 are as follows (in thousands):

2026 (remainder of year)	$—
2027	6,858
2028	7,467
2029	675
Total principal payments	15,000
Exit Fee	1,815
Deferred interest	235
Total principal payments and Exit Fee	17,050
Less: unamortized debt discount	(1,029)
Less: Term loan, current portion	$(2,136)
Term loan, non-current	$13,885
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of March 31, 2026, the Company has drawn down the entirety of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest accrues at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future principal debt payments of the Convertible Grant Agreement funded as of March 31, 2026 are as follows (in thousands):

2026 (remainder of year)	$—
2027	—
2028	—
2029	2,000
Term loan, non-current	$2,000

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

The Company determined the initial fair value of the Convertible Grant Agreement using a probability-weighted income approach. Draw downs under the Convertible Grant Agreement were $0.8 million and $1.3 million during the years ended December 31, 2025, and 2024, respectively. The Company remeasured the fair value of the Convertible Grant Agreement as of March 31, 2026 to be $2.3 million using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 20.69% and adjusted for the probability of various repayment scenarios.

The following table reconciles the change in fair value of the Convertible Grant Agreement during the three months ended March 31, 2026 (in thousands):

Fair value balance as of December 31, 2025	$2,227
Issuance of new tranches	—
Principal payments	—
Changes in fair value reported in statements of operations	115
Changes in fair value reported in other comprehensive loss	(7)
Fair value balance as of March 31, 2026	$2,335

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$263,498	$263,498	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$263,998	$263,998	$—	$—
Liabilities:
Convertible Grant Agreement	$2,335	$—	$—	$2,335
Total liabilities	$2,335	$—	$—	$2,335

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$176,430	$176,430	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$176,930	$176,930	$—	$—
Liabilities:
Convertible Grant Agreement	$2,227	$—	$—	$2,227
Total liabilities	$2,227	$—	$—	$2,227

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Asset Purchase and License Agreements

From time to time, the Company enters into asset purchase and license agreements with third parties. For a detailed description of the significant agreements with certain financial commitments to which the Company is a party, see Note 10 to the consolidated financial statements included in the Company’s Annual Report. No payments were made during the three months ended March 31, 2026 and 2025 pursuant to any of these significant agreements.
7. Stock-Based Plans
2024 Equity Incentive Plan

In January 2024, the Board adopted, and the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on the execution of the underwriting agreement related to the IPO. Under the 2024 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2024 Plan is a successor to the 2019 Equity Incentive Plan, which was adopted by the Board of Directors in March 2019 (as amended, the “2019 Plan”). Following effectiveness of the 2024 Plan, no further issuance may be made under the 2019 Plan. A total of 2,000,000 shares of common stock were approved to be initially reserved for issuance under the 2024 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2024 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2025 and continuing through and including January 1, 2034, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.

As of March 31, 2026 and December 31, 2025, the total number of shares authorized to be issued under the 2024 Plan was 4,945,504 and 3,349,328, respectively. As of March 31, 2026 and December 31, 2025, there were 527,407 and 625,142 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan.

2025 Inducement Plan

On February 6, 2025, the Board adopted the 2025 Inducement Plan (the “Inducement Plan”), pursuant to which it reserved 500,000 shares of common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, RSAs, RSUs, and performance awards. As of March 31, 2026, stock options to purchase 150,000 shares of common stock had been granted under the Inducement Plan.

Employee Stock Purchase Plan

As of March 31, 2026, the Company had not opened the 2024 Employee Stock Purchase Plan for enrollment, and therefore there were no purchases or share issuances during this period.

Stock Option Repricing

In July 2025, the Board approved a stock option repricing, which was effective at the close of market on July 3, 2025 (“Repricing Effective Date”). The repricing generally applied to the outstanding stock options held by then current employees and consultants that had an exercise price greater than $2.35 per share. As of the Repricing Effective Date, the eligible stock options were immediately repriced such that the exercise price per share for such stock options was reduced to $2.35 (the closing price of the Company’s common stock on the New York Stock Exchange on the Repricing Effective Date), subject to certain retention requirements. The retention period is 12 months following the Repricing Effective Date and can be accelerated under certain conditions. If an eligible stock option is exercised prior to the end of the relevant retention period, the participant will be required to pay a premium exercise price equal to the original exercise price per share of such stock option. There were no changes to the number of shares underlying the eligible stock options or to the vesting schedules or expiration dates of the eligible stock options. There were 4,225,763 shares underlying the repriced stock options, which had then-current exercise prices ranging from $2.44 to $16.00 per share. An incremental $1.4 million

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
of stock-based compensation expense will be recognized over the greater of the 12-month retention period or the remaining vesting period of the outstanding stock options. Stock options held by non-employee members of the Board were not eligible for the repricing. For the three months ended March 31, 2026, the Company recognized $0.2 million of incremental stock-based compensation expense in connection with the stock option repricing. In addition, the Company has $0.8 million of unrecognized stock based compensation related to the stock option repricing which is expected to be recognized over a weighted-average period of 1.0 year.

Stock Options
The options have a 10-year contractual life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service.
The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 for awards subject only to service-based vesting conditions were $12.90 and $3.09 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	Three months ended March 31,
	2026	2025
Exercise price	$16.72	$4.08
Fair value of common stock	$16.72	$4.08
Expected term (in years)	6.0	6.0
Volatility	92.0%	88.7%
Risk-free rate	3.8%	4.2%
Dividend yield	0.0%	0.0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share (1)	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding, December 31, 2025	4,950	$7.28	7.9	$52,078
Granted	1,727	16.72
Exercised	(4)	1.64		85
Forfeited and cancelled	(30)	9.62
Outstanding, March 31, 2026	6,643	$9.73	8.2	$84,702
Exercisable at March 31, 2026	2,733	$6.91	7.1	$42,552
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

As of March 31, 2026, there was approximately $34.0 million of unrecognized stock-based compensation expense related to these service-based unvested stock options, excluding the impact of the option repricing, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units
The table below summarizes activity related to RSUs subject only to service-based vesting conditions (in thousands, except per share amounts):

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2025	27	$14.88
Granted	—	—
Vested	(27)	14.88
Forfeited and cancelled	—	—
Outstanding, March 31, 2026	—	$—

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vest after 18 months and the remainder vest after 24 months from the grant date. The RSUs are subject only to a service-based vesting condition. Such shares are not accounted for as outstanding until they vest. As of March 31, 2026, there is no unrecognized stock-based compensation expense related to the RSUs. The fair value of the RSUs vested during the three months ended March 31, 2026 was $0.5 million.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue Performance Awards during the three months ended March 31, 2026 and 2025.
As of March 31, 2026, there are 435,381 Performance Awards vested and outstanding, and no Performance awards remain unvested. The Performance Awards have a contractual term of 10 years. There is no unrecognized stock-based compensation expense related to Performance Awards.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$1,524	$982
General and administrative	1,300	986
Total stock-based compensation expense	$2,824	$1,968
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
In October 2025 and March 2026, the Company issued equity-classified Pre-Funded Warrants with a nominal exercise price of 0.0001 per share (see Note 10). In accordance with ASC 260, Earnings Per Share (ASC 260), shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The Pre-Funded Warrants are therefore included as outstanding shares as of their issuance date to calculate the weighted average number of shares outstanding to calculate basic loss per share.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	March 31,
	2026	2025
K2 Common Stock Warrants	170	170
Restricted Stock Units	—	54
Stock options issued and outstanding	7,078	5,651
Total	7,248	5,875
9. Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of March 31, 2026 and December 31, 2025.
10. Stockholders’ Equity

Warrants

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

As of March 31, 2026 the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase.

The Company is conditionally obligated to issue a fixed number of additional shares in connection with the New Warrant (“Additional Warrants”) in the potential amount of 168,363 shares upon the funding of additional amounts under the Term Loan with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
contingently issuable Additional Warrants derivative liability had a de minimis value at the time of issuance and as of March 31, 2026. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that additional amounts under the Term Loan will be funded which would trigger the issuance of the Additional Warrants.

Pre-Funded Warrants Issued in October 2025

In October 2025, the Company entered into a Securities Purchase Agreement (the “2025 PIPE Purchase Agreement”) with certain institutional and other accredited investors (the “2025 PIPE Purchasers”), pursuant to which the Company sold and issued to the 2025 PIPE Purchasers in a private placement transaction (the “2025 Private Placement”) (i) 3,832,263 shares of the Company’s common stock (the “2025 PIPE Shares”), and (ii) with respect to certain 2025 PIPE Purchasers, pre-funded warrants to purchase 4,622,251 shares of the Company’s common stock (the “2025 Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was$5.9140 per share (the “2025 PIPE Purchase Price”), and the purchase price for the 2025 Pre-Funded Warrants was $5.9139 per 2025 Pre-Funded Warrant.

The 2025 Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The 2025 Pre-Funded Warrants will not expire until exercised in full. The 2025 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.9%.

The Company concluded that the 2025 Pre-Funded Warrants meet the criteria for equity classification at issuance and were recorded as a component of stockholders’ equity within additional paid-in capital. The 2025 Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such 2025 Pre-Funded Warrants do not provide any guarantee of value or return.

Pre-Funded Warrants Issued in March 2026

In March 2026, the Company entered into a Securities Purchase Agreement (the “2026 PIPE Purchase Agreement”) with certain institutional investors (the “2026 PIPE Purchasers”), pursuant to which the Company sold and issued to the 2026 PIPE Purchasers in a private placement transaction (the “2026 Private Placement”) (i) 2,900,000 shares of the Company’s common stock (the “2026 PIPE Shares”), and (ii) with respect to certain 2026 PIPE Purchasers, pre-funded warrants to purchase 3,100,000 shares of the Company’s common stock (the “2026 Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was $20.00 per share (the “2026 PIPE Purchase Price”), and the purchase price for the 2026 Pre-Funded Warrants was $19.9999 per 2026 Pre-Funded Warrant.

The 2026 Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The 2026 Pre-Funded Warrants will not expire until exercised in full. The 2026 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.9%.

The Company concluded that the 2026 Pre-Funded Warrants meet the criteria for equity classification at issuance and were recorded as a component of stockholders’ equity within additional paid-in capital. The 2026 Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such 2026 Pre-Funded Warrants do not provide any guarantee of value or return.

Common Stock and Authorized Shares
As of both March 31, 2026 and December 31, 2025, the Company had 500,000,000 authorized shares of common stock with a par value of $0.0001 per share, of which 35,052,731 and 31,923,521 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of March 31, 2026, no shares of preferred stock were issued or outstanding.
As of March 31, 2026 and December 31, 2025, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	March 31, 2026	December 31, 2025
K2 Warrants	170	170
Pre-Funded Warrants	7,722	4,622
Stock options issued and outstanding from 2024, 2019 Equity Incentive Plan and Inducement Plan	7,078	5,385
Shares available for future grant from 2024 Equity Incentive Plan and Inducement Plan	877	975
Total	15,847	11,152
The reserved common stock in the table above does not include (i) the number of shares of the Company’s common stock issuable upon conversion of the remaining amount of the Conversion Amount specified within the Amended Loan Agreement (see Note 4), (ii) the variable number of shares issuable pursuant to conversion of amounts funded under the Convertible Grant Agreement (see Note 4), and (iii) the variable number of shares issuable pursuant to terms of the asset purchase agreement, dated May 31, 2025, between the Company and Chase Therapeutics Corporation.

11. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. Other than as set forth below, the Company had no significant pending or threatened litigation as of March 31, 2026.

On July 21, 2025, a purported stockholder of the Company filed a lawsuit against the Company, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California (Case No. 3:25-cv-06105). The plaintiff filed an amended complaint on January 23, 2026 and a second amended complaint on April 6, 2026. The complaint is a putative class action alleging violations of the Securities Act of 1933, as amended, related to the Company’s IPO in February 2024, and violations of the Exchange Act thereafter. The proposed classes consist of purchasers or acquirers of the Company’s common stock pursuant or traceable to the Company’s IPO as well as purchasers or acquirers of the Company’s common stock between March 18, 2024 and October 22, 2024, both dates inclusive. The plaintiff seeks unspecified damages, as well as interest, fees, and costs. The complaint claims, among other things, that the Company’s offering documents and subsequent public disclosures contained materially false and misleading statements and omitted material facts about the prospects of ALTO-100. The Company believes these allegations lack merit, and the Company filed a motion to dismiss on May 5, 2026.

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

In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March 31, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.
12. Segments
As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Asset information is not used by the Company’s President and Chief Executive Officer, its chief operating decision maker (“CODM”) to allocate resources. Certain significant segment expenses below loss from operations are presented in the Company’s consolidated statements of operations and are therefore not presented below. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s condensed consolidated statements of operations, are presented below (in thousands):

	Three months ended March 31,
	2026	2025
Personnel expenses excluding stock-based compensation	$6,249	$5,783
Stock-based compensation	2,824	1,968
Direct external program expenses:
ALTO-100	1,764	1,124
ALTO-300	1,507	922
ALTO-101	5,356	969
ALTO-203	6	737
ALTO-207	4,143	—
Other research and development (a)	1,198	1,129
General and administrative (b)	4,091	3,044
Loss from operations	$27,138	$15,676
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the SEC on March 16, 2026.

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
Overview
We are a clinical-stage biopharmaceutical company with a mission to redefine psychiatry by leveraging neurobiology to develop personalized and highly effective treatment options. Through insights derived from our scalable and proprietary Precision Psychiatry Platform, or our Platform, we aim to develop novel medicines that are more targeted based on a deep understanding of patient biology and the activity of our product candidates on brain processes. Our current pipeline consists of seven clinical-stage assets addressing high-need therapeutic areas, focusing on major depressive disorder, or MDD, bipolar depression, or BPD, treatment resistant depression, or TRD, schizophrenia, and Parkinson’s disease.

Our clinical-stage product candidates are being advanced based on extensive preclinical and clinical data that suggest the potential to bring significant improvements to patient populations not adequately treated with current standard-of-care medications.

Our pipeline of clinical-stage product candidates is depicted below:

Phase 1
Phase 2
Phase 3
Product Candidate (MOA/Target)
Lead Indication
Safety & Brain Effects
Clinical Effect in Biomarker Positive
Registration Trial(s)
ALTO-207 (D3/D2 & 5-HT3)
TRD
Potentially Pivotal* Ph. 2B Ongoing & Phase 3 Planned
ALTO-300 (MT1/2 & 5HT2C)
MDD
Phase 2b Ongoing
ALTO-100 (BDNF)
Bipolar Depression
Phase 2b Ongoing
ALTO-101 (PDE4)
ALTO-203 (H3)
ALTO-202 (NMDA NR2B)
MDD
ALTO-208 (D3/D2 & NK-1)
Parkinson's Disease

**Trial qualifying as pivotal is subject to FDA feedback and review of data*

^Fast Track Designation

BDNF: Brain Derived Neurotrophic Factor; MDD: Major Depressive Disorder; TRD: treatment Resistant Depression; D3/D2: Dopamine Receptor Ligand D3 & D2; 5-HT3: 5-hydroxytryptamine Type 3; MT1/2: Melatonin Receptor 1 and 2; 5-HT2C: 5-Hydroxytriptamine Receptor 2C; PDE4: Phosphodiesterase-4; H3: Histamine H3 Receptor; NMDA NR2B: N-methyl-D-aspartate Receptor Subtype 2B
NK-1: Neurokinin-1 Receptor

[1]We have active investigational new drug applications, or INDs, for each of, ALTO-207, ALTO-300, ALTO-100, ALTO-101, ALTO-203, and ALTO-202. ALTO-207, ALTO-100, ALTO-101, ALTO-203, and ALTO-202 were evaluated in Phase 1 safety trials by their respective originators prior to our acquisition or licensing of the product candidate.

Private Placement Transactions

October 2025 Private Placement
In October 2025, we entered into a Securities Purchase Agreement, or the 2025 PIPE Purchase Agreement, with certain institutional and other accredited investors, or the 2025 PIPE Purchasers, pursuant to which we sold and issued to the 2025 PIPE Purchasers in a private placement transaction, or the 2025 Private Placement: (i) 3,832,263 shares of our common stock, or the 2025 PIPE Shares and (ii) with respect to certain 2025 PIPE Purchasers, pre-funded warrants to purchase 4,622,251 shares of our common stock, or the 2025 Pre-Funded Warrants, in lieu of shares of common stock. The purchase price per share of common stock was $5.9140 per share, or the 2025 PIPE Purchase Price, and the purchase price for the 2025 Pre-Funded Warrants was $5.9139 per 2025 Pre-Funded Warrant. The closing occurred on October 21, 2025. The total gross proceeds to us were approximately $50.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $49.7 million.

March 2026 Private Placement
In March 2026, we entered into a Securities Purchase Agreement, or the 2026 PIPE Purchase Agreement, with certain institutional investors, or the 2026 PIPE Purchasers, pursuant to which we sold and issued to the 2026 PIPE Purchasers in a private placement transaction, or 2026 Private Placement: (i) 2,900,000 shares of our common stock, or the 2026 PIPE Shares and (ii) with respect to certain 2026 PIPE Purchasers, pre-funded warrants to purchase 3,100,000 shares of our common stock, or the 2026 Pre-Funded Warrants, in lieu of shares of common stock. The purchase price per share of common stock was $20.00 per share, or the 2026 PIPE Purchase Price, and the purchase price for the 2026 Pre-Funded Warrants was $19.9999 per 2026 Pre-Funded Warrant. The closing occurred on March 17, 2026. The total gross proceeds to us were approximately $120.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $114.9 million.

Our Product Candidates

ALTO-207

ALTO-207 is a fixed-dose combination of pramipexole, a dopamine D3-preferring D3/D2 agonist, approved for the treatment of Parkinson’s disease with demonstrated antidepressant effect through multiple robust randomized, placebo-controlled clinical trials, and ondansetron, an antiemetic, selective 5-HT3 receptor antagonist. As a fixed-dose combination, ALTO-207 is designed to enable rapid titration and higher dosing by mitigating the dose-limiting adverse events typically experienced with pramipexole. ALTO-207 is being developed to address the significant unmet need for patients with TRD. The Phase 2b trial of ALTO-207, which has the potential to serve as a pivotal trial subject to U.S. Food and Drug Administration, or FDA, feedback and review of data, was initiated in April 2026. The Phase 2b trial is a randomized, double-blind, placebo-controlled study evaluating ALTO-207 as an adjunctive treatment in approximately 178 adults with TRD. Eligible participants will have experienced two to five prior treatment failures and have moderate to severe depression symptoms, and will remain on their baseline antidepressant medication. Participants will be randomized 1:1 to receive ALTO-207 or placebo during an eight-week double-blind treatment period, which includes a 12-day dose titration period to reach a target total daily dose of 3.2mg pramipexole/15mg ondansetron. The study will be conducted across clinical sites in the U.S. and U.K. The primary endpoint is change from baseline in MADRS. The Company expects to report topline data from the trial in the second half of 2027. Following an FDA meeting in October 2025, we also expect to initiate a Phase 3 trial by early 2027 following Phase 3 readiness work and alignment with the FDA on the planned trial design.

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

Our acquisition of ALTO-207 was motivated by the results from the PAX-D study conducted by the University of Oxford. Results, which were published in The Lancet Psychiatry, showed pramipexole augmentation of antidepressant treatment, at a target dose of 2.5mg, demonstrated a large (Cohen’s d=0.87) reduction in symptoms relative to placebo at 12 weeks (and continuing through 48 weeks), but was associated with a high rate of adverse effects. We believe the profile of ALTO-207 will enable higher dosing of pramipexole while mitigating the significant rates of nausea and vomiting that have limited its use for depression.

ALTO-300

ALTO-300, also known as agomelatine, is an investigational oral, small molecule melatonergic (MT1 and MT2) agonist and serotonergic (5-HT2C) antagonist with antidepressant properties, and is being developed at 25mg as an adjunctive treatment in the United States for patients with MDD, characterized by an electroencephalography, or EEG, biomarker. Agomelatine has been approved as an antidepressant in Europe and Australia at both 25mg and 50mg, but has not been approved in the United States. In comparison to the 50mg dose of agomelatine, the 25mg dose has been shown to have equivalent antidepressant efficacy and has not been associated with reversible, low liver enzyme elevations observed with the 50mg dose. A published meta analysis including more than 58,000 patients demonstrated that agomelatine is not associated with elevated aspartate transferase, or AST, or alanine transaminase, or ALT, unlike certain other commonly used antidepressants. In our development program, including our completed Phase 2a and ongoing Phase 2b study, we have observed low rates of liver function test, or LFT, elevations (greater than 3 times the upper limit of normal, or ULN) with the 25mg dose which supports our strategy of developing only the 25mg dosage strength.

We are currently evaluating ALTO-300 in a double-blind, placebo-controlled, randomized Phase 2b clinical trial in patients with MDD characterized by an EEG biomarker signature. We expect to enroll approximately 200 biomarker positive patients in the final analysis sample, which is therefore expected to result in approximately 320 patients enrolled in the study in total (inclusive of biomarker negative patients and patients not included in the final analysis sample as a result of the completed blinded site and patient case review). Patients are randomized to receive either 25mg of ALTO-300 once daily before bedtime, or QHS, or placebo in addition to a background antidepressant, to which they have had inadequate response, over a six-week treatment period. Patients are then enrolled into an eight-week open-label extension in which they receive 25mg QHS of ALTO-300. We selected the 25mg dose of ALTO-300 with the aim to optimize clinical efficacy while balancing safety and tolerability. The primary endpoint in the trial is the change in MADRS score from baseline to week six in the EEG biomarker positive group. We expect to report topline data from this trial in the first half of 2027.

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

A blinded pharmacokinetic, or PK, analysis from the first cohort of patients in this trial demonstrated that 96% of samples for ALTO-100 qualified as PK positive. A sample was considered PK positive if observed drug levels were above a pre-specified minimum threshold. We believe these results underscore the effectiveness of the operational adjustments made to trial design and execution following the completion of the ALTO-100 MDD Phase 2b trial. Enrollment in this trial is ongoing, with a target of approximately 200 patients, and we expect to report topline data from the study in mid-2027.

In the fourth quarter of 2024, we completed the Phase 2b trial evaluating ALTO-100 as a treatment for MDD. The clinically meaningful signal in the adjunctive subgroup and the evidence of biomarker enrichment in the compliant subset of patients support the ongoing Phase 2b trial of ALTO-100 as an adjunctive treatment in BPD.

ALTO-101

In April 2026, we announced that our Phase 2 proof-of-concept, or POC, clinical trial evaluating ALTO-101 for the treatment of cognitive impairment associated with schizophrenia, or CIAS, did not achieve statistical significance on primary EEG or cognitive endpoints versus placebo; however, the study demonstrated directional improvements across certain EEG measures, including a near-significant effect on theta-ITC (n=83, d=0.34, p=0.052) – a measure correlated with cognitive performance across datasets. In a pre-specified analysis in a more cognitively impaired subgroup (n=59), ALTO-101 exhibited nominally significant effects on theta-ITC compared to placebo (d=0.44, p=0.03). Further, certain EEG measures, including theta-ITC, showed improvements from day 5 to day 10 in the trial, suggesting a longer treatment period may elucidate greater effects. ALTO-101 demonstrated a favorable tolerability profile, with rates of nausea and vomiting — hallmark side effects associated with the PDE4 inhibitor class — in line with placebo rates. This finding suggests the pharmacokinetic profile of ALTO-101 may overcome a key tolerability barrier that has historically limited PDE4 inhibitor adoption. High rates of application site skin reactions were observed across both active and placebo arms.

We have developed a modified-release oral formulation of ALTO-101 that has demonstrated an improved pharmacokinetic and tolerability profile relative to the immediate-release formulation. We believe this formulation may offer potential benefits across multiple therapeutic areas and intend to explore partnering opportunities. The formulation is covered by a pending patent application.

Following the topline data readout of the Phase 2 proof-of-concept study, further analyses have been completed and the findings reflect a potential product profile suitable for a range of cognitive disorders. Specifically, further analyses identified large and statistically significant effects of ALTO-101 across the overall study population on multiple EEG markers relevant to cognition. ALTO-101 produced an increase in individual alpha peak frequency (d=0.59, p=0.001), a heritable index of neurophysiological efficiency that tracks a range of cognitive functions, as well as a shift toward greater cortical excitability, evidenced by increases in high frequency power (beta: d=0.70, p<0.001; gamma: d=0.61, p=0.001) and a decrease in low frequency power (theta: d=0.50, p=0.007). These changes resulted in a decrease in the theta/beta ratio (d=0.57, p=0.003), an FDA-cleared measure of attention-deficit/hyperactivity disorder. Significant improvement was also observed in sustained attention, as measured by the Continuous Performance Task (d=0.41, p=0.02), while no significant effects were observed in processing speed or memory.

Taken together with the topline data, the deeper analysis of the ALTO-101 proof-of-concept data reveal compelling signals that we believe merit further evaluation of this product candidate.

ALTO-203

ALTO-203 is an investigational novel, oral, small molecule histamine H3 inverse agonist. We are currently advancing ALTO-203 for the treatment of patients with MDD associated with increased levels of anhedonia.

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

ALTO-208

ALTO-208 is a fixed-dose combination of pramipexole and aprepitant, an antiemetic, neurokinin-1 (NK-1) receptor antagonist. We plan to develop ALTO-208 for patients with Parkinson’s disease (PD). In May 2025, we acquired ALTO-208 (formerly known as CTC-413) from Chase.

Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our initial public offering, or IPO, private placement transactions, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $26.2 million and $15.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $227.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
•continue to progress the clinical development of our product candidates, including ALTO-207 in our Phase 2b clinical trial and planned Phase 3 clinical trial, and ALTO-100 and ALTO-300 in ongoing Phase 2b clinical trials, as well as ALTO-203, and ALTO-208;
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
As of March 31, 2026, we had cash, cash equivalents and restricted cash of $264.3 million. We believe that our existing cash and cash equivalents, together with the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”
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
Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on borrowings under our loan and security agreement, loss on debt extinguishment, and non-cash changes in the fair value of our Convertible Grant Agreement with Wellcome (See “— Liquidity and Capital Resources”).

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025

Operating expenses:
Research and development	$20,294	$9,974
General and administrative	6,844	5,702
Total operating expenses	27,138	15,676
Loss from operations	(27,138)	(15,676)
Other income (expense):
Interest income	1,561	1,827
Interest expense	(545)	(598)
Loss on debt extinguishment	—	(681)
Other, net	(115)	(41)
Total other income, net	901	507
Net loss	$(26,237)	$(15,169)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025

Direct external program expenses:
ALTO-100	$1,764	$1,124
ALTO-300	1,507	922
ALTO-101	5,356	969
ALTO-203	6	737
ALTO-207	4,143	—
Other clinical development	250	300
Licenses	6	5
Internal and unallocated expenses:
Personnel-related costs	6,320	5,093
Other unallocated expenses	942	824
Total research and development expenses	$20,294	$9,974

Research and development expenses were $20.3 million for the three months ended March 31, 2026, compared to $10.0 million for the three months ended March 31, 2025. Increases in research and development expenses were due primarily to:

•an increase of approximately $4.4 million in expenses related to the development of our ALTO-101 program, including our Phase 2 POC trial of ALTO-101 for which we announced top line data on April 1, 2026.

•an increase of approximately $4.1 million in expenses related to development of our ALTO-207 program, which we acquired in May 2025. The costs primarily related to clinical and manufacturing activities required to launch the Phase 2b clinical trial, which we announced the initiation of in April 2026.

•an increase of $1.2 million in salary and personnel related costs, which includes $0.5 million of non-cash stock-based compensation.
General and Administrative Expenses
General and administrative expenses were $6.8 million for the three months ended March 31, 2026, compared to $5.7 million for the three months ended March 31, 2025. The increase of $1.1 million was primarily due to increases in professional fees.
Other Income (Expense)
Other income, net increased $0.4 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to debt extinguishment costs of $0.7 million that were incurred during the three months ended March 31, 2025. This increase was partially offset by a decrease in interest income of $0.3 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. We have not yet commercialized any of our product candidates, which are in various phases of development, and we do not expect to generate revenue from sales of any of our product candidates for several years, if at all. As we progress through the phases of development, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our IPO, our October 2025 and March 2026 private placement transactions, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and restricted cash of $264.3 million and $177.0 million, respectively.
Private Placement Transactions
In October 2025, we entered into the 2025 PIPE Purchase Agreement with the 2025 PIPE Purchasers pursuant to which we sold and issued to the 2025 PIPE Purchasers: (i) 3,832,263 shares of our common stock and (ii) with respect to certain 2025 PIPE Purchasers, 2025 Pre-Funded Warrants to purchase 4,622,251 shares of common stock in lieu of shares of common stock. The purchase price per share of common stock was $5.9140 per share and the purchase price for the 2025 Pre-Funded Warrants was $5.9139 per 2025 Pre-Funded Warrant. The closing occurred on October 21, 2025. The total gross proceeds to us were approximately $50.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $49.7 million.

In March 2026, we entered into the 2026 PIPE Purchase Agreement with the 2026 PIPE Purchasers pursuant to which we sold and issued to the 2026 PIPE Purchasers: (i) 2,900,000 shares of our common stock and (ii) with respect to certain 2026 PIPE Purchasers, 2026 Pre-Funded Warrants to purchase 3,100,000 shares of common stock in lieu of shares of common stock. The purchase price per share of common stock was $20.00 per share and the purchase price for the 2026 Pre-Funded Warrants was $19.9999 per 2026 Pre-Funded Warrant. The closing occurred on March 17, 2026. The total gross proceeds to us were approximately $120.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $114.9 million.

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

As of March 31, 2026 and December 31, 2025, we had an outstanding principal balance of $15.0 million and $16.0 million under the Amended Loan Agreement, respectively.

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
Additionally, under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amendment) into shares of our common stock. On November 17, 2025 and March 19, 2026, the Lender elected to convert $4.0 million and $1.0 million, respectively, of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 and 207,215 shares, respectively. The Lender has the option to convert a remaining $4.0 million into shares of common stock; the conversion price per share for the remaining option is $10.49.
Convertible Grant Agreement
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches. As of March 31, 2026, we had drawn down $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein, which may or may not be achieved. In addition to the funds that we have drawn down as of March 31, 2026, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement.

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

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025

Net cash used in operating activities	$(27,091)	$(16,556)
Net cash used in investing activities	(556)	(24)
Net cash provided by financing activities	114,941	9,127
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(22)
Net (decrease) increase in cash, cash equivalents and restricted cash	$87,278	$(7,475)
Operating activities
Net cash used in operating activities was $27.1 million for the three months ended March 31, 2026, as compared to $16.6 million for the three months ended March 31, 2025. The increase in cash used was the result of an increase in net losses of $11.1 million which was partially offset by increased non-cash stock-based compensation expenses of $0.9 million.
Investing activities
Net cash used in investing activities consisted of purchases of property and equipment that are being used for research and development purposes.

The net cash used in investing activities for the three months ended March 31, 2025 was negligible.
Financing activities
Net cash provided by financing activities was $114.9 million for the three months ended March 31, 2026, primarily related to the proceeds from our 2026 PIPE Purchase Agreement.
Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2025, primarily related to borrowings under our Amended Loan Agreement, offset by the repayment of our original loan and related financing obligations and lender fees.
Future Funding Requirements
We believe that our existing cash and cash equivalents of $263.8 million as of March 31, 2026, together with the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of March 31, 2026 consist primarily of obligations under both our Amended Loan Agreement (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and our lease commitment for our headquarters office space located in Mountain View, California with an initial lease term of 65 months that terminates in March 2030 for which we currently have a $5.9 million commitment remaining. If the Company elects to terminate the lease after the third lease year, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.
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

We could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of March 31, 2026.
Critical Accounting Policies and Significant Judgments and Estimates
There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except for those unregistered securities previously disclosed in a current report on Form 8-K filed with the SEC during the period covered by this report, we have not sold any securities under the Securities Act of 1933, as amended, or the Securities Act.

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

Issuer Purchases of Equity Securities

None
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Arrangements

During the Company’s last fiscal quarter, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) terminated contracts, instructions or written plans for the purchase or sale of the Company’s securities as set forth below.

On March 13, 2026, Amit Etkin, M.D., Ph.D., our President, Chief Executive Officer, and Chair of the Board, terminated a Rule 10b5-1 trading plan effective March 17, 2026. No sales of common stock occurred under the plan prior to its termination. Prior to its termination, the plan had provided for the potential sale of up to 100,000 shares of our common stock at each of two specified price points (60,000 shares to be sold at $35.00 and 40,000 shares to be sold at $80.00). Transactions under Dr. Etkin’s plan were based upon pre-established dates and stock price thresholds and would only occur upon the expiration of the applicable mandatory cooling-off period. Dr. Etkin’s plan had a termination date of December 31, 2026, or the date all shares subject to the plan had been sold.

On March 11, 2026, Nicholas Smith, our Chief Financial Officer and Chief Business Officer, terminated a Rule 10b5-1 trading plan effective March 13, 2026. No sales of common stock occurred under the plan prior to its termination. Prior to its termination, the plan had provided for the potential sale of up to 14,376 shares of our common stock at a price per share of $45.00. Transactions under Mr. Smith’s plan were based upon pre-established dates and stock price thresholds and would only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Smith’s plan had a termination date of December 31, 2026, or the date all shares subject to the plan had been sold.

Both Dr. Etkin’s plan and Mr. Smith’s plan were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Form of Pre-Funded Warrant	8-K	001-41944	4.1	10/20/2025

4.2	Form of Pre-Funded Warrant	8-K	001-41944	4.1	3/16/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

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

ALTO NEUROSCIENCE, INC.

Date:	May 13, 2026	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	May 13, 2026	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer and Chief Business Officer