Form 10-Q
period 2026-06-30
Alto Neuroscience, Inc.
filed 2026-08-12
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of August 7, 2026 was 39,242,104.

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

•the implementation of our strategic plans for our business and any product candidates we may develop;

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$243,733	$176,484
Prepaid expenses and other current assets	3,586	1,234
Total current assets	247,319	177,718
Restricted cash	500	500
Property and equipment, net	2,051	1,872
Operating right-of-use asset	3,858	4,261
Other assets	338	338
Total assets	$254,066	$184,689
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,021	$1,878
Accrued expenses and other current liabilities	8,863	8,862
Term loan, current	3,768	585
Total current liabilities	16,652	11,325
Term loan, non-current	12,419	16,172
Convertible Grant Agreement	2,465	2,227
Lease liability, long-term	3,281	3,823
Total liabilities	34,817	33,547
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock (par value $0.0001), 500,000 shares authorized; 35,094 and 31,924 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	474,738	352,751
Accumulated deficit	(255,509)	(201,634)
Accumulated other comprehensive loss	17	22
Total stockholders’ equity	219,249	151,142
Total liabilities and stockholders’ equity	$254,066	$184,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$22,108	$13,124	$42,402	$23,098
General and administrative	7,021	5,558	13,865	11,260
Total operating expenses	29,129	18,682	56,267	34,358
Loss from operations	(29,129)	(18,682)	(56,267)	(34,358)
Other income (expense):
Interest income	2,112	1,683	3,673	3,510
Interest expense	(491)	(646)	(1,036)	(1,244)
Loss on debt extinguishment	—	—	—	(681)
Other, net	(130)	(61)	(245)	(102)
Total other income, net	1,491	976	2,392	1,483
Net loss	$(27,638)	$(17,706)	$(53,875)	$(32,875)
Other comprehensive income (loss):
Change in fair value attributable to instrument specific credit risk	—	22	7	156
Foreign currency translation	4	(5)	(12)	(24)
Total other comprehensive income (loss)	4	17	(5)	132
Comprehensive loss	$(27,634)	$(17,689)	$(53,880)	$(32,743)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.65)	$(1.34)	$(1.21)
Weighted-average number of common shares outstanding, basic and diluted	42,813	27,072	40,179	27,061
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)
Balance at December 31, 2024	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
Exercise of common stock options	85	—	198	—	—	198
Issuance of K2 warrants	—	—	524	—	—	524
Stock compensation expense	—	—	1,968	—	—	1,968
Other comprehensive income	—	—	—	—	115	115
Net loss	—	—	—	(15,169)	—	(15,169)
Balance at March 31, 2025	27,072	$3	$292,644	$(153,565)	$14	$139,096
Other comprehensive income	—	—	—	—	17	17
Stock compensation expense	—	—	2,005	—	—	2,005
Net loss	—	—	—	(17,706)	—	(17,706)
Balance at June 30, 2025	27,072	$3	$294,649	$(171,271)	$31	$123,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)
Balance at December 31, 2025	31,924	$3	$352,751	$(201,634)	$22	$151,142
Exercise of common stock options	4	$—	$6	$—	$—	$6
Restricted stock units vesting	18	—	$(190)	—	—	$(190)
Issuance of common stock and pre-funded warrants in 2026 private placement, net of issuance costs	2,900	$—	$114,892	$—	$—	$114,892
Issuance of common stock for conversion of the K2 term loan, net of issuance	207	$—	$941	$—	$—	$941
Stock compensation expense	—	$—	$2,824	$—	$—	$2,824
Other comprehensive income	—	$—	$—	$—	$(9)	$(9)
Net loss	—	$—	$—	$(26,237)	$—	$(26,237)
Balance at March 31, 2026	35,053	$3	$471,224	$(227,871)	$13	$243,369
Exercise of common stock options	41	$—	$75	$—	$—	$75
Other comprehensive income	—	$—	$—	$—	$4	$4
Stock compensation expense	—	$—	$3,554	$—	$—	$3,554
Issuance costs related to the 2026 private placement	—	$—	$(115)	$—	$—	$(115)
Net loss	—	$—	$—	$(27,638)	$—	$(27,638)
Balance at June 30, 2026	35,094	$3	$474,738	$(255,509)	$17	$219,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(53,875)	$(32,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,378	3,973
Depreciation	368	340
Non-cash interest expense related to term loan	371	362
Non-cash lease expense	403	382
Loss on disposal of assets	9	42
Change in other, net	246	124
Loss on extinguishment of debt	—	681
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,352)	(1,183)
Accounts payable	2,142	57
Accrued liabilities and other liabilities	(541)	(2,238)
Net cash used in operating activities	(46,851)	(30,335)
Cash Flows from Investing Activities:
Capital expenditures	(556)	(24)
Net cash used in investing activities	(556)	(24)
Cash Flows from Financing Activities:
Proceeds from sale of common stock and pre-funded warrants in 2026 private placement	120,000	—
Payments of issuance cost and underwriting fees related to the sale of common stock and pre-funded warrants in 2026 private placement	(5,223)	—
Payment of withholding taxes for stock-based compensation	(190)
Payments on issuance cost from registration statement	—	(556)
Proceeds from issuance of term loan, net	—	19,688
Repayment of former term loan	—	(10,213)
Payment of loan financing cost	—	(127)
Proceeds from exercise of stock options	81	198
Proceeds from Convertible Grant Agreement	—	750
Net cash provided by financing activities	114,668	9,740
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(25)
Net (decrease) increase in cash, cash equivalents and restricted cash	67,249	(20,644)
Cash, cash equivalents and restricted cash at the beginning of the period	176,984	168,729
Cash, cash equivalents and restricted cash at the end of the period	$244,233	$148,085
Supplemental Disclosure of Non-cash Activities
Conversion of K2 term loan into shares of common stock	$941	$—
Issuance of warrants in connection with term loan agreement	$—	$524
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$676	$770
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

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied primarily upon equity financings to fund its operations. At June 30, 2026, the Company had an accumulated deficit of approximately $255.5 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.

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

On March 17, 2026, the Company completed a private placement transaction in which it issued and sold (i) 2,900,000 shares of common stock and (ii) pre-funded warrants (in lieu of common stock) to purchase an aggregate of 3,100,000 shares of common stock. The Company received net proceeds of $114.8 million (See Note 10 for additional information).

On March 18, 2026, K2 HealthVentures LLC elected to convert $1.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 207,215 shares.

On July 14, 2026, the Company completed an underwritten registered direct offering in which it issued and sold 3,776,436 shares of common stock. The Company received net proceeds of approximately $94.6 million, after deducting underwriting discounts and commissions and estimated net offering expenses (see Note 14 for additional information).

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
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations and statements of equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those discussed in Note 3 to the consolidated financial statements in the Annual Report.
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
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$1,476	$191
Other prepaid expenses	2,110	1,043
Total prepaid expenses and other current assets	$3,586	$1,234
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$2,667	$2,125
Office equipment and furniture	453	453
Computer software and equipment	574	574
Leasehold improvements	246	246
Less: accumulated depreciation	(1,889)	(1,526)
Property and equipment, net	$2,051	$1,872
During the three and six months ended June 30, 2026, the Company recorded depreciation expense of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2025, the Company recorded depreciation expense of $0.1 million and $0.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll, vacation and employee-related expenses	$2,940	$4,870
Accrued research	3,514	2,124
Accrued interest, short term	107	118
Other accruals and current liabilities	941	599
Lease liability, short term	1,361	1,151
Total accrued expenses and other current liabilities	$8,863	$8,862

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Fees

Under the terms of the Original Loan Agreement, the Company was obligated to pay a final fee equal to 6.25% of the aggregate amount of the term loans funded thereunder (the “Original Exit Fee”) upon the earliest of (i) the Original Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. The Company was also obligated to pay the Lender a one-time facility fee of $0.2 million (“Original Facility Fee”) on the initial closing date. The Original Exit Fee of $0.6 million and Original Facility Fee of $0.2 million were recorded as debt discount, and were being accreted using the effective interest method within interest expense in the condensed consolidated statements of operations and comprehensive loss. The Company’s obligation to pay the Original Exit Fee remains outstanding, and the timing for payment thereof was unaffected by, and reaffirmed in connection with, the Amendment, and is recorded in the condensed consolidated balance sheet within Term loan, current as of June 30, 2026 and December 31, 2025.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company was obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. The Company is also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Under the terms of the Amended Loan Agreement, the Company is obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder (the “Amended Exit Fee”) upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. As of June 30, 2026, the amount owed under the Amended Exit Fee is equal to $1.2 million. The Original Exit Fee and the Amended Exit Fee have been fully accrued and recorded as debt discount as of the closing date of the Amendment and are being accreted using the effective interest method within interest expense in the consolidated statement of operations and comprehensive loss.

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

Other Terms

The Company must maintain, at all times, a cash runway of at least 5 months, provided that this covenant is waived during any period in which the Company’s market capitalization exceeds $700.0 million.

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

In connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035 and allows for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase. The Company determined the estimated fair value of the New Warrant at the date of issuance to be $0.5 million, which was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital. As of the date of the issuance, key assumptions include an expected life of 10 years, a risk-free rate of 4.79% and an expected volatility of 89.47%. See Note 10 for additional information regarding the New Warrant.

Loan Conversion Feature

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan (the “Conversion Amount”) ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amended Loan Agreement) into shares of the Company’s common stock (the “Conversion Shares”). The number of shares to be issued upon conversion is determined by dividing (a) the portion of the term loan amount converted, by (b) the Applicable Conversion Price. Applicable Conversion Price means (i) with respect to any conversion of up to $4.0 million of the Conversion Amount, $10.49, and (ii) with respect to any conversion of the remaining $5.0 million of the Conversion Amount, $4.83, in each case subject to certain adjustments set forth in the Amended Loan Agreement. The Company determined that the embedded conversion option is not required to be bifurcated from the Term Loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. On November 17, 2025 and March 18, 2026, the Lender elected to convert $4.0 million and $1.0 million, respectively, of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 and 207,215 shares, respectively.

Interest Expense and future repayments
The Company recorded interest expense at a weighted average rate of 12.22% and 12.28% related to the Loan Agreement for the three and six months ended June 30, 2026, respectively. The Company recorded interest expense at a weighted average rate of 12.96% related to the Loan Agreement for both the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company recorded interest expense of $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2025, the Company recorded interest expense of $0.6 million and $1.2 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of June 30, 2026 are as follows (in thousands):

2026 (remainder of year)	$—
2027	6,858
2028	7,467
2029	675
Total principal payments	15,000
Exit Fee	1,815
Deferred interest	273
Total principal payments and Exit Fee	17,088
Less: unamortized debt discount	(901)
Less: Term loan, current portion	$(3,768)
Term loan, non-current	$12,419

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of June 30, 2026, the Company has drawn down the entirety of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest accrues at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

In accordance with the terms of the Convertible Grant Agreement, beginning in July 2026, Wellcome has the right, at its election, to convert some or all of the Convertible Loan into shares of the Company’s common stock at a price per share equal to a 20% discount to the thirty-day volume-weighted average price of Common Stock on the New York Stock Exchange at the date of such conversion. The Convertible Grant Agreement provides that in no event shall the aggregate number of shares of Common Stock issued pursuant to conversion of the Convertible Loan exceed 5,363,326, which is equal to 19.9% of the number of shares of Common Stock outstanding as of the date of the Convertible Grant Agreement. At any time after the fifth anniversary of the effective date of the Convertible Grant Agreement or in connection with an event of default, Wellcome may require repayment of the Convertible Loan in full, together with accrued interest, to the extent not converted as described above.

Future principal debt payments of the Convertible Grant Agreement funded as of June 30, 2026 are as follows (in thousands):

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

The Company determined the initial fair value of the Convertible Grant Agreement using a probability-weighted income approach. Draw downs under the Convertible Grant Agreement were $0.8 million during the three months ended June 30, 2025, and $1.3 million during the year ended December 31, 2024. The Company remeasured the fair value of the Convertible Grant Agreement as of June 30, 2026 to be $2.5 million using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 21.69% and adjusted for the probability of various repayment scenarios.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table reconciles the change in fair value of the Convertible Grant Agreement during the six months ended June 30, 2026 (in thousands):

Fair value balance as of December 31, 2025	$2,227
Issuance of new tranches	—
Principal payments	—
Changes in fair value reported in statements of operations	245
Changes in fair value reported in other comprehensive loss	(7)
Fair value balance as of June 30, 2026	$2,465

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$243,572	$243,572	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$244,072	$244,072	$—	$—
Liabilities:
Convertible Grant Agreement	$2,465	$—	$—	$2,465
Total liabilities	$2,465	$—	$—	$2,465

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$176,430	$176,430	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$176,930	$176,930	$—	$—
Liabilities:
Convertible Grant Agreement	$2,227	$—	$—	$2,227
Total liabilities	$2,227	$—	$—	$2,227

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Asset Purchase and License Agreements

From time to time, the Company enters into asset purchase and license agreements with third parties. For a detailed description of the significant agreements with certain financial commitments to which the Company is a party, see Note 10 to the consolidated financial statements included in the Company’s Annual Report. As of June 30, 2026, the Company was a party to the following significant agreement pursuant to which payments were made during the three and six months ended June 30, 2026 and 2025:

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

In May 2026, the Company achieved the first Chase Milestone Event, related to the initiation of its Phase 2b clinical trial evaluating ALTO-207 resulting in a cash payment of $2.0 million, which was recorded in research and development expenses during the three and six months ended June 30, 2026. Except for this $2.0 million milestone payment, no additional milestones or royalties were paid or accrued during the three and six months ended June 30, 2026 related to this agreement.

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

As of June 30, 2026 and December 31, 2025, the total number of shares authorized to be issued under the 2024 Plan was 4,945,504 and 3,349,328, respectively. As of June 30, 2026 and December 31, 2025, there were 366,135 and 625,142 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan.

2025 Inducement Plan

On February 6, 2025, the Board adopted the 2025 Inducement Plan (the “Inducement Plan”), pursuant to which it reserved 500,000 shares of common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, RSAs, RSUs, and performance awards. As of June 30, 2026, stock options to purchase 150,000 shares of common stock had been granted under the Inducement Plan.

Employee Stock Purchase Plan

As of June 30, 2026, the Company had not opened the 2024 Employee Stock Purchase Plan for enrollment, and therefore there were no purchases or share issuances during this period.

Stock Option Repricing

In July 2025, the Board approved a stock option repricing, which was effective at the close of market on July 3, 2025 (“Repricing Effective Date”). The repricing generally applied to the outstanding stock options held by then current employees and consultants that had an exercise price greater than $2.35 per share. As of the Repricing Effective Date, the eligible stock options were immediately repriced such that the exercise price per share for such stock options was reduced to $2.35 (the closing price of the Company’s common stock on the New York Stock Exchange on the Repricing Effective Date), subject to certain retention requirements. The retention period was 12 months following the Repricing Effective Date and was able to be accelerated under certain conditions. If an eligible stock option was exercised prior to the end of the retention period, the participant was required to pay a premium exercise price equal to the original exercise price per share of such stock option. There were no changes to the number of shares underlying the eligible stock options or to the vesting schedules or expiration dates of the eligible stock options. There were 4,225,763 shares underlying the repriced stock options, which had then-current exercise prices ranging from $2.44 to $16.00 per share. An incremental $1.4 million of stock-based compensation expense is being recognized over the greater of the 12-month retention period or the remaining vesting period of the outstanding stock options. Stock options held by non-employee members of the Board were not eligible for the repricing. For the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.4 million of incremental stock-based compensation expense in connection with the stock option repricing. In addition, the Company has $0.5 million of unrecognized stock based compensation related to the stock option repricing which is expected to be recognized over a weighted-average period of 1.1 years.

Stock Options
The options have a 10-year contractual life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service.
The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2026 for awards subject only to service-based vesting conditions were $13.35 and $16.97 per share, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2025 for awards subject

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
only to service-based vesting conditions were $1.91 and $2.91 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	Six months ended June 30,
	2026	2025
Exercise price	$17.35	$3.86
Fair value of common stock	$17.35	$3.86
Expected term (in years)	6.1	6.0
Volatility	91.9%	88.5%
Risk-free rate	3.9%	4.2%
Dividend yield	0.0%	0.0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share (1)	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding, December 31, 2025	4,950	$7.28	7.9	$52,078
Granted	1,945	17.34
Exercised	(45)	1.80		1,114
Forfeited and cancelled	(93)	10.08
Outstanding, June 30, 2026	6,757	$7.12	7.9	$130,241
Exercisable at June 30, 2026	3,046	$2.90	6.8	$71,548
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

As of June 30, 2026, there was approximately $33.9 million of unrecognized stock-based compensation expense related to these service-based unvested stock options, excluding the impact of the option repricing, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units
The table below summarizes activity related to RSUs subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2025	27	$14.88
Granted	—	—
Vested	(27)	14.88
Forfeited and cancelled	—	—
Outstanding, June 30, 2026	—	$—

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vested after 18 months and the remainder vested after 24 months from the grant date. The RSUs were subject only to a service-based vesting condition. Such shares were not accounted for as outstanding until they vested. As of June 30, 2026, there is no unrecognized stock-based compensation expense related to the RSUs. The fair value of the RSUs vested during the three and six months ended June 30, 2026 was $0.7 million.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue Performance Awards during the three months ended June 30, 2026 and 2025.
As of June 30, 2026, there are 435,381 Performance Awards vested and outstanding, and no Performance awards remain unvested. The Performance Awards have a contractual term of 10 years. There is no unrecognized stock-based compensation expense related to Performance Awards.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$1,932	$1,018	$3,456	$2,000
General and administrative	1,622	987	2,922	1,973
Total stock-based compensation expense	$3,554	$2,005	$6,378	$3,973
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
In October 2025 and March 2026, the Company issued equity-classified Pre-Funded Warrants with a nominal exercise price of $0.0001 per share (see Note 10). In accordance with ASC 260, Earnings Per Share (ASC 260), shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The Pre-Funded Warrants are therefore included as outstanding shares as of their issuance date to calculate the weighted average number of shares outstanding to calculate basic loss per share.
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	June 30,
	2026	2025
K2 Common Stock Warrants	170	170
Restricted Stock Units	—	54
Stock options issued and outstanding	7,192	5,594
Total	7,362	5,818

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of June 30, 2026 and December 31, 2025.
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

As of June 30, 2026, the New Warrant allowed for the purchase of 134,691 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase.

The Company is conditionally obligated to issue a fixed number of additional shares in connection with the New Warrant (“Additional Warrants”) in the potential amount of 168,363 shares upon the funding of additional amounts under the Term Loan with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable Additional Warrants derivative liability had a de minimis value at the time of issuance and as of June 30, 2026. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that additional amounts under the Term Loan will be funded which would trigger the issuance of the Additional Warrants.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Pre-Funded Warrants Issued in October 2025

In October 2025, the Company entered into a Securities Purchase Agreement (the “2025 PIPE Purchase Agreement”) with certain institutional and other accredited investors (the “2025 PIPE Purchasers”), pursuant to which the Company sold and issued to the 2025 PIPE Purchasers in a private placement transaction (the “2025 Private Placement”) (i) 3,832,263 shares of the Company’s common stock (the “2025 PIPE Shares”), and (ii) with respect to certain 2025 PIPE Purchasers, pre-funded warrants to purchase 4,622,251 shares of the Company’s common stock (the “2025 Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was $5.9140 per share (the “2025 PIPE Purchase Price”), and the purchase price for the 2025 Pre-Funded Warrants was $5.9139 per 2025 Pre-Funded Warrant.

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

Common Stock and Authorized Shares
As of both June 30, 2026 and December 31, 2025, the Company had 500,000,000 authorized shares of common stock with a par value of $0.0001 per share, of which 35,093,940 and 31,923,521 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of June 30, 2026, no shares of preferred stock were issued or outstanding.
As of June 30, 2026 and December 31, 2025, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	June 30, 2026	December 31, 2025
K2 Warrants	170	170
Pre-Funded Warrants	7,722	4,622
Stock options issued and outstanding from 2024, 2019 Equity Incentive Plan and Inducement Plan	7,192	5,385
Shares available for future grant from 2024 Equity Incentive Plan and Inducement Plan	717	975
Total	15,801	11,152
The reserved common stock in the table above does not include (i) the number of shares of the Company’s common stock issuable upon conversion of the remaining amount of the Conversion Amount specified within the Amended Loan Agreement (see Note 4), (ii) the variable number of shares issuable pursuant to conversion of amounts funded under the Convertible Grant Agreement (see Note 4), and (iii) the variable number of shares issuable pursuant to terms of the Chase Agreement.
11. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. Other than as set forth below, the Company had no significant pending or threatened litigation as of June 30, 2026.

On July 21, 2025, a purported stockholder of the Company filed a lawsuit against the Company, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California (Case No. 3:25-cv-06105). The plaintiff filed an amended complaint on January 23, 2026 and a second amended complaint on April 6, 2026. The complaint is a putative class action alleging violations of the Securities Act of 1933, as amended, related to the Company’s IPO in February 2024, and violations of the Exchange Act thereafter. The proposed classes consist of purchasers or acquirers of the Company’s common stock pursuant or traceable to the Company’s IPO as well as purchasers or acquirers of the Company’s common stock between March 18, 2024 and October 22, 2024, both dates inclusive. The plaintiff seeks unspecified damages, as well as interest, fees, and costs. The complaint claims, among other things, that the Company’s offering documents and subsequent public disclosures contained materially false and misleading statements and omitted material facts about the prospects of ALTO-100. The Company believes these allegations lack merit, and the Company filed a motion to dismiss on May 5, 2026. On August 7, 2026, the Court granted the Company’s motion to dismiss and granted Plaintiffs leave to file a third amended complaint.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at June 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.
12. Retirement Plan
In 2022, the Company began participating, through its Professional Employer Organization (“PEO”), in a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the full-time employees of the Company were eligible to participate in the 401(k) Plan which permitted employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. Beginning in January 2022, the 401(k) Plan also provided for matching contributions as defined by the Company of up to a combined total of 3% of an employee’s eligible annual compensation. The 401(k) Plan was sponsored and administered by the PEO.
As of May 31, 2026, the Company terminated its relationship with the PEO. In June 2026, the Company approved the Alto Neuroscience 401(k) plan (the “Alto 401(k) Plan”) which the Company directly administers.
Beginning in January 2022, the 401(k) Plan, and beginning May 31, 2026, the Alto 401(k) Plan, provided for matching contributions as defined by the Company of up to 3% of an employee’s eligible annual compensation. During the six months ended June 30, 2026 and 2025, the Company contributed $0.2 million and $0.3 million, respectively, to the 401(k) Plan. During the six months ended June 30, 2026 the Company contributed less than $0.1 million to the Alto 401(k) Plan.

13. Segments
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Personnel expenses excluding stock-based compensation	$6,019	$5,685	$12,268	$11,468
Stock-based compensation expenses	3,554	2,005	6,378	3,973
Direct external program expenses:
ALTO-100	2,044	1,501	3,808	2,625
ALTO-300	1,754	653	3,261	1,575
ALTO-101	1,874	893	7,230	1,862
ALTO-203	54	599	60	1,336
ALTO-207	6,744	358	10,887	358
Other research and development expenses (a)	3,182	4,050	4,380	5,179
General and administrative expenses (b)	3,904	2,938	7,995	5,982
Loss from operations	$29,129	$18,682	$56,267	$34,358
(a) Other research and development expenses primarily consists of license fees, facility charges, third party consultant costs, early research costs related to other product candidates, and other unallocated costs.
(b) General and administrative costs include professional fees, insurance, consultant fees and facility charges.
14. Subsequent Events

Underwritten Registered Direct Offering

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 13, 2026, the Company entered into an underwriting agreement (the “July 2026 Underwriting Agreement”) with BofA Securities, Inc., as representative of the several underwriters set forth therein (collectively, the “Underwriters”), to issue and sell 3,776,436 shares of common stock of the Company in an underwritten registered direct offering (the “July 2026 Offering”) pursuant to the Company’s effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $26.48 per share of common stock, and the net proceeds to the Company from the July 2026 Offering were approximately $94.6 million, after deducting underwriting discounts and commissions and estimated net offering expense. The July 2026 Offering closed on July 14, 2026.

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

Our Product Candidates

ALTO-207

ALTO-207 is a fixed-dose combination of pramipexole, a dopamine D3-preferring D3/D2 agonist, approved for the treatment of Parkinson’s disease with demonstrated antidepressant effect through multiple robust randomized, placebo-controlled clinical trials, and ondansetron, an antiemetic, selective 5-HT3 receptor antagonist. As a fixed-dose combination, ALTO-207 is designed to enable rapid titration and higher dosing by mitigating the dose-limiting adverse events typically experienced with pramipexole. ALTO-207 is being developed to address the significant unmet need for patients with TRD. The Phase 2b trial of ALTO-207, which has the potential to serve as a pivotal trial subject to U.S. Food and Drug Administration, or FDA, feedback and review of data, was initiated in April 2026. The Phase 2b trial is a randomized, double-blind, placebo-controlled study evaluating ALTO-207 as an adjunctive treatment in approximately 178 adults with TRD. Eligible participants will have experienced two to five prior treatment failures and have moderate to severe depression symptoms, and will remain on their baseline antidepressant medication. Participants will be randomized 1:1 to receive ALTO-207 or placebo during an eight-week double-blind treatment period, which includes a 12-day dose titration period to reach a target total daily dose of 3.2mg pramipexole/15mg ondansetron. The study is being conducted across clinical sites in the U.S. and U.K. The primary endpoint is change from baseline in MADRS. The Company expects to report topline data from the trial in the second half of 2027. We are also on track and expect to initiate an adjunctive TRD Phase 3 trial by early 2027 following Phase 3 readiness work and alignment with the FDA on the planned trial design. In July 2026 we announced plans to further accelerate the development of ALTO-207, and we expect to initiate a monotherapy Phase 3 trial in patients with TRD in the second half of 2027. We believe the broad development program has the potential to position ALTO-207 as a treatment option across the broadest potential TRD patient population.

We acquired ALTO-207 (formerly known as CTC-501) from Chase Therapeutics Corporation, or Chase. The scientific rationale for ALTO-207 is supported by the results from multiple independent clinical trials and a Phase 2a clinical trial conducted by Chase prior to our acquisition. In Chase’s randomized, placebo-controlled Phase 2a clinical trial evaluating CTC-501 in 32 patients with depression, CTC-501 met the primary and secondary endpoints, demonstrating statistically significant and clinically meaningful improvements on the Montgomery Åsberg Depression Rating Scale, or MADRS, compared to placebo. Patients randomized to receive CTC-501 reached a mean dose of 4.1mg per day. Real-world data demonstrate that it is challenging to achieve doses above 1mg per day of pramipexole. CTC-501 was generally well tolerated in the maintenance period of the study with an adverse event rate similar to placebo. In the PAX-D study conducted by the University of Oxford. Results, which were published in The Lancet Psychiatry, showed pramipexole augmentation of antidepressant treatment, at a target dose of 2.5mg, demonstrated a large (Cohen’s d=0.87) reduction in symptoms relative to placebo at 12 weeks (and continuing through 48 weeks), but was associated with a high rate of adverse effects.

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

An exploratory Phase 2 POC trial, which enrolled 69 patients, was conducted in two sequential, double-blind, placebo-controlled periods and resulted in the identification of a patient selection biomarker and positive pharmacodynamic results. The trial was designed to characterize the pharmacodynamic, pharmacokinetic, safety, and tolerability profile of ALTO-203 across two dose levels compared to placebo in a crossover design and was not powered to detect statistical significance on traditional depression outcome scales (e.g., MADRS).

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

Since our inception in 2019, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our Platform, and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our initial public offering, or IPO, private placement transactions, our July 2026 Offering (see “Liquidity and Capital Resources,” below), and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $27.6 million and $53.9 million for the three and six months ended June 30, 2026, respectively. Our net losses were $17.7 million and $32.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $255.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
•continue to progress the clinical development of our product candidates, including ALTO-207 in our Phase 2b clinical trial and planned Phase 3 clinical trials, and ALTO-100 and ALTO-300 in ongoing Phase 2b clinical trials, as well as ALTO-203, and ALTO-208;
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
As of June 30, 2026, we had cash, cash equivalents and restricted cash of $244.2 million, and we raised approximately $94.6 million in July 2026 Offering (defined below). We believe that our existing cash and cash equivalents, together with the net proceeds of the July 2026 Offering and the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025

Operating expenses:
Research and development	$22,108	$13,124
General and administrative	7,021	5,558
Total operating expenses	29,129	18,682
Loss from operations	(29,129)	(18,682)
Other income (expense):
Interest income	2,112	1,683
Interest expense	(491)	(646)
Other, net	(130)	(61)
Total other income, net	1,491	976
Net loss	$(27,638)	$(17,706)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended June 30,
	2026	2025

Direct external program expenses:
ALTO-100	$2,044	$1,501
ALTO-300	1,754	653
ALTO-101	1,874	893
ALTO-203	54	599
ALTO-207	6,744	358
Other clinical development	129	309
Asset acquisition, license fees and milestone payments	2,009	2,956
Internal and unallocated expenses:
Personnel-related costs	6,455	5,070
Other unallocated expenses	1,045	785
Total research and development expenses	$22,108	$13,124

Research and development expenses were $22.1 million for the three months ended June 30, 2026, compared to $13.1 million for the three months ended June 30, 2025. Increases in research and development expenses were due primarily to:

•an increase of approximately $6.4 million in expenses related to development of our ALTO-207 program, which we acquired in May 2025. The costs are primarily related to clinical and manufacturing activities required to launch the Phase 2b clinical trial, which we initiated in April 2026.

•an increase of approximately $1.6 million in expenses related to the ongoing development of our ALTO-100 and ALTO-300 programs.

•an increase of approximately $1.0 million in expenses related to the development of our ALTO-101 program, including our Phase 2 POC trial of ALTO-101 for which we announced top line data on April 1, 2026.

•an increase of $1.4 million in salary and personnel related costs, which includes $0.9 million of increased non-cash stock-based compensation.

Increases in research and development expenses were partially offset by a $1.0 million decrease in asset acquisition and milestone fees related to the Chase Agreement incurred during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
General and Administrative Expenses
General and administrative expenses were $7.0 million for the three months ended June 30, 2026, compared to $5.6 million for the three months ended June 30, 2025. The increase of $1.5 million was primarily due to increases in professional fees.
Other Income (Expense)
Other income, net increased $0.5 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to the increase in interest income of $0.4 million during the three months ended June 30,2026 compared to the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026	2025

Operating expenses:
Research and development	$42,402	$23,098
General and administrative	13,865	11,260
Total operating expenses	56,267	34,358
Loss from operations	(56,267)	(34,358)
Other income (expense):
Interest income	3,673	3,510
Interest expense	(1,036)	(1,244)
Other, net	(245)	(102)
Loss on debt extinguishment	—	(681)
Total other income, net	2,392	1,483
Net loss	$(53,875)	$(32,875)

Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Six months ended June 30,
	2026	2025

Direct external program expenses:
ALTO-100	$3,808	$2,625
ALTO-300	3,261	1,575
ALTO-101	7,230	1,862
ALTO-203	60	1,336
ALTO-207	10,887	358
Other clinical development	379	609
Asset acquisition, license fees and milestone payments	2,015	2,961
Internal and unallocated expenses:
Personnel-related costs	12,775	10,163
Other unallocated expenses	1,987	1,609
Total research and development expenses	$42,402	$23,098
Research and development expenses were $42.4 million for the six months ended June 30, 2026, compared to $23.1 million for the six months ended June 30, 2025. The increase in research and development costs was due to:
•an increase of approximately $10.5 million in expenses related to development of ALTO-207, which we acquired in May 2025. The costs are primarily related to clinical and manufacturing activities required to launch the Phase 2b clinical trial, which we initiated in April 2026.

•an increase of approximately $5.4 million in expenses related to the development of ALTO-101, including our Phase 2 POC trial of ALTO-101 for which we announced top line data on April 1, 2026.

•an increase of approximately $2.9 million in expenses related to the ongoing development of ALTO-100 and ALTO-300.

•an increase of approximately $2.6 million in salary and personnel related costs due to increased headcount as well as $1.5 million of non-cash stock-based compensation.

The above increases in research and development expenses were offset by:

•a decrease of approximately $1.3 million in clinical development related expenses primarily driven by the completion of the ALTO-203 Phase 2 POC clinical trial; and

•a decrease of approximately $1.0 million in expenses that were related to the Chase Agreement.
General and Administrative Expenses
General and administrative expenses were $13.9 million for the six months ended June 30, 2026 compared to $11.3 million for the six months ended June 30, 2025. The increase of $2.6 million was primarily due to increases in professional fees.
Other Income (Expense)
Other income, net increased $0.9 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to $0.7 million of expenses related to debt extinguishment costs ($0.4 million of which was non-cash) for our Amended Term Loan which were incurred during the six months ended June 30, 2025 and did not recur during the six months ended June 30, 2026.

Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. We have not yet commercialized any of our product candidates, which are in various phases of development, and we do not expect to generate revenue from sales of any of our product candidates for several years, if at all. As we progress through the phases of development, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our IPO, our October 2025 and March 2026 private placement transactions (described below), our July 2026 Offering, and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and restricted cash of $244.2 million and $177.0 million, respectively.

July 2026 Offering

On July 13, 2026, we entered into an underwriting agreement, or the July 2026 Underwriting Agreement, with BofA Securities, Inc., as representative of the several underwriters set forth therein, collectively referred to as the Underwriters, to issue and sell 3,776,436 shares of our common stock in an underwritten registered direct offering, or the July 2026 Offering, pursuant to our effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $26.48 per share of common stock, and the net proceeds to us from the July 2026 Offering were approximately $94.6 million, after deducting underwriting discounts and commissions and estimated net offering expense. The July 2026 Offering closed on July 14, 2026.
Private Placement Transactions
In October 2025, we entered into a Securities Purchase Agreement, or the 2025 PIPE Purchase Agreement, with certain institutional or other accredited investors, or the 2025 PIPE Purchasers, pursuant to which we sold and issued to the 2025 PIPE Purchasers in a private placement transaction, or the 2025 Private Placement: (i) 3,832,263 shares of our common stock, or the 2025 PIPE Shares, and (ii) with respect to certain 2025 PIPE Purchasers, pre-funded warrants to purchase 4,622,251 shares of our common stock, or the 2025 Pre-Funded Warrants, in lieu of shares of common stock. The purchase price per share of common stock was $5.9140 per share, or the 2025 PIPE Purchase Price, and the purchase price for the 2025 Pre-Funded Warrants was $5.9139 per 2025 Pre-Funded Warrant. The closing occurred on October 21, 2025. The total gross proceeds to us were approximately $50.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $49.7 million.

In March 2026, we entered into a Securities Purchase Agreement, or the 2026 PIPE Purchase Agreement, with certain institutional investors, or the 2026 PIPE Purchasers, pursuant to which we sold and issued to the 2026 PIPE Purchasers in a private placement transaction, or 2026 Private Placement: (i) 2,900,000 shares of our common stock, or the 2026 PIPE Shares, and (ii) with respect to certain 2026 PIPE Purchasers, pre-funded warrants to purchase 3,100,000 shares of our common stock, or the 2026 Pre-Funded Warrants, in lieu of shares of common stock. The purchase price per share of common stock was $20.00 per share, or the 2026 PIPE Purchase Price, and the purchase price for the 2026 Pre-Funded Warrants was $19.9999 per 2026 Pre-Funded Warrant. The closing occurred on March 17, 2026. The total gross proceeds to us were approximately $120.0 million, and, after deducting offering expenses payable by us, net proceeds were approximately $114.8 million.

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

As of June 30, 2026 and December 31, 2025, we had an outstanding principal balance of $15.0 million and $16.0 million under the Amended Loan Agreement, respectively.

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

We must maintain, at all times, a cash runway of at least five months based upon a trailing three month cash consumption calculation, provided that this covenant is waived during any period in which our market capitalization exceeds $700.0 million. The Term Loan is secured by substantially all of our assets, excluding intellectual property.
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
Convertible Grant Agreement
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches. As of June 30, 2026, we had drawn down $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein, which may or may not be achieved. In addition to the funds that we have drawn down as of June 30, 2026, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement.

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

Shelf Registration Statement

On February 3, 2025, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million. We issued and sold $100.0 million of shares of our common stock pursuant to the shelf registration statement in the July 2026 Offering.

On February 3, 2025, we entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC, or the Sales Agent, pursuant to which we could issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through or to the Sales Agent. We terminated the Sales Agreement effective as of October 30, 2025. We had not sold any shares of common stock under the Sales Agreement prior to termination.

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six months ended June 30,
	2026	2025

Net cash used in operating activities	$(46,851)	$(30,335)
Net cash used in investing activities	(556)	(24)
Net cash provided by financing activities	114,668	9,740
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(25)
Net (decrease) increase in cash, cash equivalents and restricted cash	$67,249	$(20,644)
Operating activities
Net cash used in operating activities was $46.9 million for the six months ended June 30, 2026, as compared to $30.3 million for the six months ended June 30, 2025. The increase in cash used was the result of an increase in net losses of $21.0 million which was partially offset by increased non-cash stock-based compensation expenses of $2.4 million.
Investing activities
Net cash used in investing activities six months ended June 30, 2026 consisted of purchases of property and equipment that are being used for research and development purposes.

The net cash used in investing activities for the six months ended June 30, 2025 was negligible.
Financing activities
Net cash provided by financing activities was $114.7 million for the six months ended June 30, 2026, primarily related to the proceeds from our 2026 PIPE Purchase Agreement.

Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2025, primarily related to borrowings under our Amended Loan Agreement as well as the drawdown of $0.8 million under our Convertible Grant Agreement.
Future Funding Requirements

We believe that our existing cash and cash equivalents of $243.7 million as of June 30, 2026, together with both the net proceeds of approximately $94.6 million from the July 2026 Offering and the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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

Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of June 30, 2026 consist primarily of obligations under both our Amended Loan Agreement (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and our lease commitment for our headquarters office space located in Mountain View, California with an initial lease term of 65 months that terminates in March 2030 for which we currently have a $5.6 million commitment remaining. If the Company elects to terminate the lease after the third lease year, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.
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

Chase Asset Purchase Agreement
On May 31, 2025, we entered into an asset purchase agreement, or Chase Agreement, with Chase Therapeutics Corporation, or Chase, to acquire all patent, know-how and other rights to ALTO-207, ALTO-208, and certain related assets. In May 2026, we achieved a clinical milestone under the Chase Agreement related to the initiation of our Phase 2b clinical trial evaluating ALTO-207 and paid $2.0 million to Chase during the three and six months ended June 30, 2026.

Other than as described above, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of June 30, 2026.
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
We are eligible to use the requirements of a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter (or the scaled disclosure accommodations otherwise remain available), or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Arrangements

During the Company’s last fiscal quarter, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted contracts, instructions or written plans for the purchase or sale of the Company’s securities as set forth below.

On June 30, 2026, Nicholas Smith, our Chief Financial Officer and Chief Business Officer, adopted a Rule 10b5-1 trading plan for the potential sale of up to 134,886 shares of our common stock. Transactions under Mr. Smith’s plan were based upon pre-established dates and stock price thresholds and would only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Smith’s plan has a termination date of June 30, 2027, or the date all shares subject to the plan have been sold.

Mr. Smith’s plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Form of Pre-Funded Warrant	8-K	001-41944	4.1	10/20/2025

4.2	Form of Pre-Funded Warrant	8-K	001-41944	4.1	3/16/2026

10.1+	Amended and Restated 2024 Employee Stock Purchase Plan	8-K	001-41944	10.1	5/13/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

+    Indicates a management contract or compensatory plan.

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

ALTO NEUROSCIENCE, INC.

Date:	August 12, 2026	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. President and Chief Executive Officer

Date:	August 12, 2026	By:	/s/ Nicholas Smith
Nicholas Smith Chief Financial Officer and Chief Business Officer