Form 10-Q
period 2026-09-30
Alto Neuroscience, Inc.
filed 2026-11-10
CIK 1999480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of registrant’s Common Stock outstanding as of November 5, 2026 was 40,110,620.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$319,344	$176,484
Prepaid expenses and other current assets	3,854	1,234
Total current assets	323,198	177,718
Restricted cash	500	500
Property and equipment, net	1,873	1,872
Operating right-of-use asset	868	4,261
Other assets	66	338
Total assets	$326,505	$184,689
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,470	$1,878
Accrued expenses and other current liabilities	9,851	8,862
Term loan, current	4,515	585
Total current liabilities	17,836	11,325
Term loan, non-current	8,966	16,172
Convertible Grant Agreement	2,500	2,227
Lease liability, long-term	673	3,823
Total liabilities	29,975	33,547
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock (par value $0.0001), 500,000 shares authorized; 39,975 and 31,924 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	3
Additional paid-in capital	577,140	352,751
Accumulated deficit	(280,633)	(201,634)
Accumulated other comprehensive income	19	22
Total stockholders’ equity	296,530	151,142
Total liabilities and stockholders’ equity	$326,505	$184,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$18,161	$10,525	$60,563	$33,623
General and administrative	9,064	4,426	22,929	15,686
Total operating expenses	27,225	14,951	83,492	49,309
Loss from operations	(27,225)	(14,951)	(83,492)	(49,309)
Other income (expense):
Interest income	2,600	1,532	6,273	5,042
Interest expense	(463)	(650)	(1,499)	(1,894)
Loss on debt extinguishment	—	—	—	(681)
Other, net	(36)	(112)	(281)	(214)
Total other income, net	2,101	770	4,493	2,253
Net loss	$(25,124)	$(14,181)	$(78,999)	$(47,056)
Other comprehensive income (loss):
Change in fair value attributable to instrument specific credit risk	—	(12)	7	144
Foreign currency translation	2	(5)	(10)	(29)
Total other comprehensive income (loss)	2	(17)	(3)	115
Comprehensive loss	$(25,122)	$(14,198)	$(79,002)	$(46,941)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.52)	$(1.87)	$(1.74)
Weighted-average number of common shares outstanding, basic and diluted	46,531	27,104	42,319	27,075
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)
Balance at December 31, 2024	26,987	$3	$289,954	$(138,396)	$(101)	$151,460
Exercise of common stock options	85	—	198	—	—	198
Issuance of K2 warrants	—	—	524	—	—	524
Stock compensation expense	—	—	1,968	—	—	1,968
Other comprehensive income	—	—	—	—	115	115
Net loss	—	—	—	(15,169)	—	(15,169)
Balance at March 31, 2025	27,072	$3	$292,644	$(153,565)	$14	$139,096
Other comprehensive income	—	—	—	—	17	17
Stock compensation expense	—	—	2,005	—	—	2,005
Net loss	—	—	—	(17,706)	—	(17,706)
Balance at June 30, 2025	27,072	$3	$294,649	$(171,271)	$31	$123,412
Exercise of common stock options	69	—	154	—	—	154
RSU Vesting	27	—	—	—	—	—
Other comprehensive income	—	—	—	—	(17)	(17)
Stock compensation expense	—	—	2,189	—	—	2,189
Net loss	—	—	—	(14,181)	—	(14,181)
Balance at September 30, 2025	27,168	$3	$296,992	$(185,452)	$14	$111,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Par Value of Shares $0.0001)	Shares (#)	Amount ($)
Balance at December 31, 2025	31,924	$3	$352,751	$(201,634)	$22	$151,142
Exercise of common stock options	4	—	6	—	—	6
Restricted stock units vesting	18	—	(190)	—	—	(190)
Issuance of common stock and pre-funded warrants in 2026 private placement	2,900	—	114,892	—	—	114,892
Issuance of common stock for partial conversion of the K2 term loan	207	—	941	—	—	941
Stock compensation expense	—	—	2,824	—	—	2,824
Other comprehensive income	—	—	—	—	(9)	(9)
Net loss	—	—	—	(26,237)	—	(26,237)
Balance at March 31, 2026	35,053	$3	$471,224	$(227,871)	$13	$243,369
Exercise of common stock options	41	—	75	—	—	75
Other comprehensive income	—	—	—	—	4	4
Stock compensation expense	—	—	3,554	—	—	3,554
Issuance costs related to the 2026 private placement	—	—	(115)	—	—	(115)
Net loss	—	—	—	(27,638)	—	(27,638)
Balance at June 30, 2026	35,094	$3	$474,738	$(255,509)	$17	$219,249
Exercise of common stock options	702	—	1,773	—	—	1,773
Other comprehensive income	—	—	—	—	2	2
Stock compensation expense	—	—	3,517	—	—	3,517
Issuance of common stock in 2026 Direct shelf offering, net of issuance costs and registration fees	3,776	1	94,253	—	—	94,254
Issuance of common stock for partial conversion of the K2 term loan	286	—	2,859	—	—	2,859
Issuance of common stock for conversion of K2 warrants	117	—	—	—	—	—
Net loss	—	—	—	(25,124)	—	(25,124)
Balance at September 30, 2026	39,975	$4	$577,140	$(280,633)	$19	$296,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alto Neuroscience, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(78,999)	$(47,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,895	6,162
Depreciation	549	504
Non-cash interest expense related to term loan	524	554
Non-cash lease expense	1,065	577
Loss on disposal of assets	17	156
Change in other, net	280	236
Loss on extinguishment of debt	—	681
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,673)	(555)
Accounts payable	1,598	518
Accrued liabilities and other liabilities	137	(2,030)
Net cash used in operating activities	(67,607)	(40,253)
Cash Flows from Investing Activities:
Capital expenditures	(556)	(24)
Net cash used in investing activities	(556)	(24)
Cash Flows from Financing Activities:
Proceeds from sale of common stock and pre-funded warrants in 2026 private placement	120,000	—
Payments of issuance cost and underwriting fees related to the sale of common stock and pre-funded warrants in 2026 private placement	(5,223)	—
Proceeds from sale of common stock in underwritten registered direct offering	95,150	—
Payments related to underwritten registered direct offering	(551)	—
Payment of withholding taxes for stock-based compensation	(190)	—
Payments on issuance cost from registration statement	—	(556)
Proceeds from issuance of term loan, net	—	19,688
Repayment of former term loan	—	(10,213)
Payment of loan financing cost	—	(127)
Proceeds from exercise of stock options	1,847	351
Proceeds from Convertible Grant Agreement	—	750
Net cash provided by financing activities	211,033	9,893
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(29)
Net (decrease) increase in cash, cash equivalents and restricted cash	142,860	(30,413)
Cash, cash equivalents and restricted cash at the beginning of the period	176,984	168,729
Cash, cash equivalents and restricted cash at the end of the period	$319,844	$138,316
Supplemental Disclosure of Non-cash Activities
Conversion of K2 term loan into shares of common stock, net of discount	$3,800	$—
Reduction of lease liability and operating right-of-use asset due to lease remeasurement	$2,329	$—
Reclassification of deferred offering costs to equity	$325	$—
Issuance of warrants in connection with term loan agreement	$—	$524
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,006	$1,235
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

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and has relied primarily upon equity financings to fund its operations. At September 30, 2026, the Company had an accumulated deficit of approximately $280.6 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the generation of sufficient revenues to support its cost structure. No assurance can be provided that the Company will ever be profitable, and unless or until it becomes profitable, the Company will need to continue to raise additional capital.

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

On October 21, 2025, the Company completed a private placement transaction in which it issued and sold (i) 3,832,263 shares of common stock and (ii) pre-funded warrants (in lieu of common stock) to purchase an aggregate of 4,622,251 shares of common stock. The Company received net proceeds of $49.7 million (see Note 11 for additional information).

On November 17, 2025, K2 HealthVentures LLC elected to convert $4.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement (as defined in Note 4), the conversion price was $4.83 per share, resulting in the issuance of 828,860 shares.

On March 17, 2026, the Company completed a private placement transaction in which it issued and sold (i) 2,900,000 shares of common stock and (ii) pre-funded warrants (in lieu of common stock) to purchase an aggregate of 3,100,000 shares of common stock. The Company received net proceeds of $114.8 million (See Note 11 for additional information).

On March 18, 2026, K2 HealthVentures LLC elected to convert $1.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 207,215 shares.

On July 14, 2026, the Company completed an underwritten registered direct offering in which it issued and sold 3,776,436 shares of common stock. The Company received net proceeds of $94.6 million, after deducting underwriting discounts and commissions and estimated net offering expenses.

On September 1, 2026, K2 HealthVentures LLC elected to convert $3.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $10.49 per share, resulting in the issuance of 285,986 shares.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations and statements of equity for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Significant Accounting Policies
The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 3 to the consolidated financial statements in the Annual Report.
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
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$799	$191
Other prepaid expenses	3,055	1,043
Total prepaid expenses and other current assets	$3,854	$1,234
Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$2,653	$2,125
Office equipment and furniture	453	453
Computer software and equipment	574	574
Leasehold improvements	257	246
Less: accumulated depreciation	(2,064)	(1,526)
Property and equipment, net	$1,873	$1,872
During the three and nine months ended September 30, 2026, the Company recorded depreciation expense of $0.1 million and $0.5 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded depreciation expense of $0.2 million and $0.5 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2026	December 31, 2025
Accrued payroll, vacation and employee-related expenses	$3,647	$4,870
Accrued research	3,574	2,124
Accrued interest, short term	88	118
Other accruals and current liabilities	1,175	599
Lease liability, short term	1,367	1,151
Total accrued expenses and other current liabilities	$9,851	$8,862
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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fees

Under the terms of the Original Loan Agreement, the Company was obligated to pay a final fee equal to 6.25% of the aggregate amount of the term loans funded thereunder (the “Original Exit Fee”) upon the earliest of (i) the Original Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. The Company was also obligated to pay the Lender a one-time facility fee of $0.2 million (“Original Facility Fee”) on the initial closing date. The Original Exit Fee of $0.6 million and Original Facility Fee of $0.2 million were recorded as debt discount, and were being accreted using the effective interest method within interest expense in the condensed consolidated statements of operations and comprehensive loss. The Company’s obligation to pay the Original Exit Fee remains outstanding, and the timing for payment thereof was unaffected by, and reaffirmed in connection with, the Amendment, and is recorded in the condensed consolidated balance sheet within Term loan, current as of September 30, 2026 and December 31, 2025.

The Company was obligated to pay the Lender a one-time facility fee of $0.3 million upon entry into the Amendment. The Company is also obligated to pay a funding fee on each third tranche term loan in an amount equal to the sum of 0.5% multiplied by the amount of such third tranche term loan, if and when funded. Under the terms of the Amended Loan Agreement, the Company is obligated to pay a final fee equal to 5.95% of the aggregate amount of the Term Loan funded thereunder (the “Amended Exit Fee”) upon the earliest of (i) the Amended Term Loan Maturity Date, (ii) the acceleration of the Term Loan, and (iii) the prepayment of the Term Loan. As of September 30, 2026, the amount owed under the Amended Exit Fee is equal to $1.2 million. The Original Exit Fee and the Amended Exit Fee have been fully accrued and recorded as debt discount as of the closing date of the Amendment and are being accreted using the effective interest method within interest expense in the consolidated statement of operations and comprehensive loss.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
extinguishment, with a corresponding increase in additional paid-in capital during the nine months ended September 30, 2025.

In connection with the Amendment, the Company issued an additional warrant (the “New Warrant”, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035 and allows for the purchase of 134,691 shares of the Company’s common stock. In July 2026, the Lender exercised its right to purchase 134,691 shares of the Company’s common stock on a cashless basis, resulting in the net issuance of 116,853 shares of common stock pursuant to the Warrants.

If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the New Warrant would increase. The Company determined the estimated fair value of the New Warrant at the date of issuance to be $0.5 million, which was included as part of the determination of the loss on debt extinguishment, with a corresponding increase in additional paid-in capital. As of the date of the issuance, key assumptions include an expected life of 10 years, a risk-free rate of 4.79% and an expected volatility of 89.47%. See Note 11 for additional information regarding the New Warrant.

Loan Conversion Feature

Under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan (the “Conversion Amount”) ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amended Loan Agreement) into shares of the Company’s common stock (the “Conversion Shares”). The number of shares to be issued upon conversion is determined by dividing (a) the portion of the term loan amount converted, by (b) the Applicable Conversion Price. Applicable Conversion Price means (i) with respect to any conversion of up to $4.0 million of the Conversion Amount, $10.49, and (ii) with respect to any conversion of the remaining $5.0 million of the Conversion Amount, $4.83, in each case subject to certain adjustments set forth in the Amended Loan Agreement. The Company determined that the embedded conversion option is not required to be bifurcated from the Term Loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. On November 17, 2025 and March 18, 2026, the Lender elected to convert $4.0 million and $1.0 million, respectively, of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 and 207,215 shares, respectively. In addition, on September 1, 2026, the Lender elected to convert $3.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $10.49 per share, resulting in the issuance of 285,986 shares. As of September 30, 2026, the Lender has the option to convert the remaining $1.0 million of outstanding Term Loan into shares of the Company’s common stock at a conversion price of $10.49 per share.

Interest Expense and future repayments
The Company recorded interest expense at a weighted average rate of 11.87% and 12.14% related to the Amended Loan Agreement for the three and nine months ended September 30, 2026, respectively. The Company recorded interest expense at a weighted average rate of 12.93% and 12.95% related to the Amended Loan Agreement for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2026, the Company

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
recorded interest expense of $0.5 million and $1.5 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded interest expense of $0.7 million and $1.9 million, respectively.
Future principal debt payments and Exit Fee of the term loan funded as of September 30, 2026 are as follows (in thousands):

2026 (remainder of year)	$—
2027	5,486
2028	5,974
2029	540
Total principal payments	12,000
Exit Fee	1,815
Deferred interest	308
Total principal payments and Exit Fee	14,123
Less: unamortized debt discount	(642)
Less: Term loan, current portion	$(4,515)
Term loan, non-current	$8,966
The Wellcome Trust Limited Convertible Grant Agreement
In July 2024, the Company entered into a convertible loan agreement (the “Convertible Grant Agreement”) with The Wellcome Trust Limited (“Wellcome”). The Convertible Grant Agreement provides for an unsecured convertible loan (the “Convertible Loan”) from Wellcome of up to approximately $11.7 million, payable to Alto in six tranches, of which up to $2.0 million could be funded upon the execution of the Convertible Grant Agreement and the remainder of which will be funded upon the completion of certain milestones as set forth in the Convertible Grant Agreement. As of September 30, 2026, the Company has drawn down the entirety of the $2.0 million execution tranche and will continue to access the loan as needed as the ALTO-100 study in bipolar depression progresses. Interest accrues at an annual rate equal to the Sterling Overnight Index Rate plus 2%, subject to potential adjustment if such annual interest rate equals or exceeds 9% at any time. Proceeds from the Convertible Loan may be used by the Company solely to advance development of ALTO-100 in bipolar depression. The Convertible Grant Agreement also includes customary covenants, representations and warranties, including with respect to the conduct of the Company’s Phase 2b clinical trial evaluating ALTO-100 in patients with bipolar depression and certain information and audit rights of Wellcome in connection therewith, as well as with respect to the Company’s efforts to develop and exploit ALTO-100.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future principal debt payments of the Convertible Grant Agreement funded as of September 30, 2026 are as follows (in thousands):

2026 (remainder of year)	$—
2027	—
2028	—
2029	2,000
Convertible Grant Agreement	$2,000

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

The Company determined the initial fair value of the Convertible Grant Agreement using a probability-weighted income approach. Draw downs under the Convertible Grant Agreement were $0.8 million during the nine months ended September 30, 2025, and $1.3 million during the year ended December 31, 2024. The Company remeasured the fair value of the Convertible Grant Agreement as of September 30, 2026 to be $2.5 million using a probability-weighted income approach. The Company calculated discounted cash flows of the Convertible Grant Agreement using a discount rate of 21.78% and adjusted for the probability of various repayment scenarios.

The following table reconciles the change in fair value of the Convertible Grant Agreement during the nine months ended September 30, 2026 (in thousands):

Fair value balance as of December 31, 2025	$2,227
Issuance of new tranches	—
Principal payments	—
Changes in fair value reported in statements of operations	280
Changes in fair value reported in other comprehensive loss	(7)
Fair value balance as of September 30, 2026	2,500

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and the Convertible Grant Agreement. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$319,290	$319,290	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$319,790	$319,790	$—	$—
Liabilities:
Convertible Grant Agreement	$2,500	$—	$—	$2,500
Total liabilities	$2,500	$—	$—	$2,500

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$176,430	$176,430	$—	$—
Restricted cash:
Money market funds	500	500	—	—
Total assets	$176,930	$176,930	$—	$—
Liabilities:
Convertible Grant Agreement	$2,227	$—	$—	$2,227
Total liabilities	$2,227	$—	$—	$2,227

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Asset Purchase and License Agreements

From time to time, the Company enters into asset purchase and license agreements with third parties. For a detailed description of the significant agreements with certain financial commitments to which the Company is a party, see Note 10 to the consolidated financial statements included in the Company’s Annual Report. As of September 30, 2026, the Company was a party to the following significant agreement pursuant to which payments were made during the three and nine months ended September 30, 2026 and 2025:

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

In May 2026, the Company achieved the first Chase Milestone Event, related to the initiation of its Phase 2b clinical trial evaluating ALTO-207 resulting in a cash payment of $2.0 million, which was recorded in research and development expenses during the nine months ended September 30, 2026. Except for this $2.0 million milestone payment, no additional milestones or royalties were paid or accrued during the three and nine months ended September 30, 2026 related to this agreement.

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

As of September 30, 2026 and December 31, 2025, the total number of shares authorized to be issued under the 2024 Plan was 4,945,504 and 3,349,328, respectively. As of September 30, 2026 and December 31, 2025, there were 336,318 and 625,142 shares of common stock, respectively, reserved and available for issuance under the 2024 Plan.

2025 Inducement Plan

On February 6, 2025, the Board adopted the 2025 Inducement Plan (the “Inducement Plan”), pursuant to which it reserved 500,000 shares of common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, RSAs, RSUs, and performance awards. As of September 30, 2026, stock options to purchase 150,000 shares of common stock had been granted under the Inducement Plan.

Employee Stock Purchase Plan

In January 2024, the Company’s Board adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the execution of the underwriting agreement related to the IPO. In March 2026, the Board approved the Amended and Restated 2024 Employee Stock Purchase Plan (as amended, the “Amended ESPP”) which stockholders approved in May 2026. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended.

As of September 30, 2026 there were 839,100 shares of common stock available for issuance under the Amended ESPP. As of September 30, 2026, the Company had not opened the Amended ESPP, and therefore there were no purchases or share issuances during the three and nine months ended September 30, 2026.

During the three months ended September 30, 2026, an offering document was adopted allowing the first offering under the Amended ESPP to commence on October 1, 2026. Eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock as of the beginning of the offering or the end of each six-month purchase period. Each 24-month offering will consist of four six-month purchase periods, and offerings will run concurrently. However, if the fair market value of the Company’s common stock on the first day of any purchase period is less than or equal to the fair market value on the offering date for an ongoing offering, the ongoing offering will terminate immediately following the purchase of shares on the purchase date immediately preceding the new offering, and the participants in the terminated ongoing offering will automatically be enrolled in the new offering. New offerings otherwise begin every 12 months. An employee's payroll deductions under the Amended ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of common stock during any calendar year and not more than 2,500 shares of common stock during any purchase period. Notwithstanding the above, the Board (or an authorized committee thereof) may modify the terms of or suspend any future offerings prior to their commencement.

Stock Option Repricing

In July 2025, the Board approved a stock option repricing, which was effective at the close of market on July 3, 2025 (“Repricing Effective Date”). The repricing generally applied to the outstanding stock options held by then current employees and consultants that had an exercise price greater than $2.35 per share. As of the Repricing Effective Date, the eligible stock options were immediately repriced such that the exercise price per share for such stock options was reduced to $2.35 (the closing price of the Company’s common stock on the New York Stock Exchange on the Repricing Effective

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
Date), subject to certain retention requirements. The retention period was 12 months following the Repricing Effective Date and was able to be accelerated under certain conditions. If an eligible stock option was exercised prior to the end of the retention period, the participant was required to pay a premium exercise price equal to the original exercise price per share of such stock option. There were no changes to the number of shares underlying the eligible stock options or to the vesting schedules or expiration dates of the eligible stock options. There were 4,225,763 shares underlying the repriced stock options, which had then-current exercise prices ranging from $2.44 to $16.00 per share. An incremental $1.4 million of stock-based compensation expense is being recognized over the greater of the 12-month retention period or the remaining vesting period of the outstanding stock options. Stock options held by non-employee members of the Board were not eligible for the repricing. For the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.5 million of incremental stock-based compensation expense in connection with the stock option repricing. In addition, the Company has $0.5 million of unrecognized stock based compensation related to the stock option repricing which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Options
The options have a 10-year contractual life and generally vest over a period of four years, with the first 25% of the award vesting after one year and then monthly thereafter, subject to continuous service.
The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2026 for awards subject only to service-based vesting conditions were $22.21 and $13.97 per share, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2025 for awards subject only to service-based vesting conditions were $2.12 and $2.88 per share, respectively. Weighted-average grant date fair value assumptions were based on the following:

	Nine months ended September 30,
	2026	2025
Exercise price	$18.17	$3.82
Fair value of common stock	$18.17	$3.82
Expected term (in years)	6.1	6.0
Volatility	91.6%	88.3%
Risk-free rate	3.9%	4.2%
Dividend yield	0.0%	0.0%
The table below summarizes activity related to stock options subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted- average exercise price per share (1)	Weighted – average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding, December 31, 2025	4,950	$7.28	7.9	$52,078
Granted	2,092	18.17
Exercised	(709)	2.49		16,333
Forfeited and cancelled	(227)	11.39
Outstanding, September 30, 2026	6,106	$8.03	7.9	$107,432
Exercisable at September 30, 2026	2,575	$3.05	6.8	$58,537
(1) Since the reporting period covered by the table covers the effective date of the repricing, the weighted average exercise price and aggregate intrinsic value at December 31, 2025 and September 30, 2026 utilizes the effective price at the date reported. For shares granted, exercises or forfeited during the period the weighted average price and aggregate intrinsic value reflect the price at the date of such transaction.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2026, there was approximately $27.6 million of unrecognized stock-based compensation expense related to these service-based unvested stock options, excluding the impact of the option repricing, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units
The table below summarizes activity related to RSUs subject only to service-based vesting conditions (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Outstanding, December 31, 2025	27	$14.88
Granted	—	—
Vested	(27)	14.88
Forfeited and cancelled	—	—
Outstanding, September 30, 2026	—	$—

On March 1, 2024, the Company issued 53,864 RSUs under the 2024 Plan; 50% of the shares of common stock underlying the RSUs vested after 18 months and the remainder vested after 24 months from the grant date. The RSUs were subject only to a service-based vesting condition. Such shares were not accounted for as outstanding until they vested. As of September 30, 2026, there is no unrecognized stock-based compensation expense related to the RSUs. The fair value of the RSUs vested during the nine months ended September 30, 2026 was $0.7 million.
Performance Option Awards
The Board granted options to purchase common stock to certain employees and consultants that vest upon the achievement of certain performance conditions (“Performance Awards”) such as the completion of a future financing event or upon the achievement of defined clinical milestones or outcomes. The Company did not issue Performance Awards during the three months ended September 30, 2026 and 2025.
As of September 30, 2026, there are 397,164 Performance Awards vested and outstanding, and no Performance awards remain unvested. The Performance Awards have a contractual term of 10 years. There is no unrecognized stock-based compensation expense related to Performance Awards.
Stock-based Compensation Expense
Non-cash stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$1,736	$1,113	$5,192	$3,113
General and administrative	1,781	1,076	4,703	3,049
Total stock-based compensation expense	$3,517	$2,189	$9,895	$6,162

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Leases

On September 18, 2026, the Company and Los Altos Financial Center, LLC (“Landlord”) entered into a lease agreement (the “2026 Lease Agreement”) for 8,978 square feet of office space in a multi-tenant building located in Los Altos, California with an initial lease term of 51 months. The Company will make base rental payments of approximately $2.3 million over the course of the initial term of the lease. In connection with the 2026 Lease Agreement, the Company paid a security deposit of $0.1 million, which was recorded in prepaid expenses and other current assets on its condensed consolidated balance sheet as of September 30, 2026. At the Company’s option, it may renew the lease for one 3-year period. As of September 30, 2026, the Company did not have control of the space or the construction of the tenant improvements and therefore, no right-of-use or lease liabilities were recorded in connection with the 2026 Lease Agreement.

On May 29, 2024, the Company and Mountain View City Center, LP (“Landlord”) entered into a lease agreement (the “2024 Lease Agreement”) for 16,332 square feet of office space in a multi-tenant building located in Mountain View, California with an initial lease term of 65 months. On September 21, 2026, the Company exercised its early termination right to terminate the 2024 Lease Agreement as of October 31, 2027, or the Early Termination Date. As of the Early Termination Date, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease. As a result of exercising the early termination option, the Company remeasured its operating lease liability and related right-of-use asset, resulting in reductions of approximately $2.3 million. Additionally, as a result of the 2026 Lease Agreement, the Company conducted an impairment analysis on the 2024 Lease Agreement and determined the lease was impaired by $0.4 million. The related lease impairment was recorded within general and administrative in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026.

Supplemental balance sheet information related to operating leases as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$868	$4,261
Operating lease liability—current portion (included in accrued expenses and other current liabilities)	1,367	1,151
Operating lease liability, long-term	673	3,823
Total operating lease liabilities	$2,040	$4,974
Weighted average lease term (in years)	1.1	4.3
Weighted average discount rate	10.08%	9.71%
As of September 30, 2026, the future payments under operating leases were as follows (in thousands):

2026 (remainder of year)	$263
2027	1,935
Thereafter	—
Total lease payments	2,198
Less: imputed interest	(158)
Present value of lease payments	$2,040

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
In October 2025 and March 2026, the Company issued equity-classified Pre-Funded Warrants with a nominal exercise price of $0.0001 per share (see Note 11). In accordance with ASC 260, Earnings Per Share (ASC 260), shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The Pre-Funded Warrants are therefore included as outstanding shares as of their issuance date to calculate the weighted average number of shares outstanding to calculate basic loss per share.
The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	September 30,
	2026	2025
K2 Common Stock Warrants	36	170
Restricted Stock Units	—	27
Stock options issued and outstanding	6,503	5,359
Total	6,539	5,556
10. Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of September 30, 2026 and December 31, 2025.
11. Stockholders’ Equity

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

On January 13, 2025, in connection with the Amended Loan Agreement (see Note 4 for additional information), the K2 Warrant was amended and restated (referred to in Note 4 as the Amended and Restated Warrant) to reduce the exercise price from $10.49 per share to $3.71 per share (referred to in Note 4 as the Exercise Price). Further, in connection with the Amendment, the Company issued an additional warrant (referred to in Note 4 as the New Warrant and, together with the Amended and Restated Warrant, the “Warrants”) to purchase a number of shares of the Company’s common stock

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
calculated as follows: (a) (i) 0.025, multiplied by (ii) the aggregate principal amount of the term loans actually funded under the Amended Loan Agreement, divided by (b) the Exercise Price. The New Warrant expires on January 13, 2035. The New Warrant is classified as equity as it meets all the conditions under GAAP for equity classification, and is therefore not subject to ongoing remeasurement. The Company reassesses whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

In July 2026, the Lender exercised its warrant rights to purchase 134,691 shares of the Company’s common stock on a net exercise basis, resulting in an issuance of 116,853 shares of common stock under the terms of the Warrants. As of September 30, 2026, the Warrants allowed for the purchase of 35,773 shares of the Company’s common stock. If the Company draws down on additional tranches of the Term Loan, the number of shares available for purchase by the Lender under the Warrants would increase.

The Company is conditionally obligated to issue a fixed number of additional shares in connection with the Warrants (“Additional Warrants”) in the potential amount of 168,363 shares upon the funding of additional amounts under the Term Loan with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable Additional Warrants derivative liability had a de minimis value at the time of issuance and as of September 30, 2026. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that additional amounts under the Term Loan will be funded which would trigger the issuance of the Additional Warrants.

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

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Common Stock and Authorized Shares
As of both September 30, 2026 and December 31, 2025, the Company had 500,000,000 authorized shares of common stock with a par value of $0.0001 per share, of which 39,975,020 and 31,923,521 shares, respectively, were issued and outstanding. On February 6, 2024, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 500,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000 with a par value per share of $0.0001. As of September 30, 2026, no shares of preferred stock were issued or outstanding.
As of September 30, 2026 and December 31, 2025, the Company had reserved common stock, on an as-if converted basis, for issuance as follows (in thousands):

	September 30, 2026	December 31, 2025
K2 Warrants	36	170
Pre-Funded Warrants	7,722	4,622
Stock options issued and outstanding from 2024, 2019 Equity Incentive Plan and Inducement Plan	6,503	5,385
Shares available for future grant from 2024 Equity Incentive Plan and Inducement Plan	686	975
Total	14,947	11,152
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
12. Commitments and Contingencies
From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the ordinary course of business. Other than as set forth below, the Company had no significant pending or threatened litigation as of September 30, 2026.

On July 21, 2025, a purported stockholder of the Company filed a lawsuit against the Company, certain executive officers, and certain current and former directors in the United States District Court for the Northern District of California (Case No.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
3:25-cv-06105). The plaintiff filed an amended complaint on January 23, 2026, a second amended complaint on April 6, 2026, and a third amended complaint on August 28, 2026. The complaint is a putative class action alleging violations of the Securities Act of 1933, as amended, related to the Company’s IPO in February 2024, and violations of the Exchange Act thereafter. The proposed classes consist of purchasers or acquirers of the Company’s common stock pursuant or traceable to the Company’s IPO as well as purchasers or acquirers of the Company’s common stock between March 18, 2024 and October 22, 2024, both dates inclusive. The plaintiff seeks unspecified damages, as well as interest, fees, and costs. The complaint claims, among other things, that the Company’s offering documents and subsequent public disclosures contained materially false and misleading statements and omitted material facts about the prospects of ALTO-100. The Company believes these allegations lack merit. The Company filed a motion to dismiss the second amended complaint on May 5, 2026. On August 7, 2026, the Court granted the Company’s motion to dismiss and granted leave to file a third amended complaint. The Company filed a motion to dismiss the third amended complaint on September 11, 2026.

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

In the ordinary course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.
13. Retirement Plan
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
Beginning in January 2022, the 401(k) Plan, and beginning May 31, 2026, the Alto 401(k) Plan, provided for matching contributions as defined by the Company of up to 3% of an employee’s eligible annual compensation. During the nine months ended September 30, 2026 and 2025, the Company contributed $0.2 million and $0.3 million, respectively, to the 401(k) Plan. During the nine months ended September 30, 2026 the Company contributed $0.1 million to the Alto 401(k) Plan.

Alto Neuroscience, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
14. Segments
As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Asset information is not used by the Company’s Chief Executive Officer, its chief operating decision maker (“CODM”) to allocate resources. Certain significant segment expenses below loss from operations are presented in the Company’s consolidated statements of operations and are therefore not presented below. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s condensed consolidated statements of operations, are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Personnel expenses excluding stock-based compensation	$7,644	$4,211	$19,912	$15,679
Stock-based compensation expenses	3,517	2,189	9,895	6,162
Direct external program expenses:
ALTO-207	7,211	345	18,098	703
ALTO-100	1,863	1,705	5,671	4,330
ALTO-300	1,552	1,396	4,813	2,971
ALTO-101	359	1,388	7,589	3,250
ALTO-203	30	218	90	1,554
Other research and development expenses (a)	1,229	1,147	5,608	6,326
General and administrative expenses (b)	3,820	2,352	11,816	8,334
Loss from operations	$27,225	$14,951	$83,492	$49,309
(a) Other research and development expenses primarily consist of license fees, facility charges, third party consultant costs, early research costs related to other product candidates, and other unallocated costs.
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

We acquired ALTO-207 (formerly known as CTC-501) from Chase Therapeutics Corporation, or Chase. The scientific rationale for ALTO-207 is supported by the results from multiple independent clinical trials and a Phase 2a clinical trial conducted by Chase prior to our acquisition. In Chase’s randomized, placebo-controlled Phase 2a clinical trial evaluating CTC-501 in 32 patients with depression, CTC-501 met the primary and secondary endpoints, demonstrating statistically significant and clinically meaningful improvements on the Montgomery Åsberg Depression Rating Scale, or MADRS, compared to placebo. Patients randomized to receive CTC-501 reached a mean dose of 4.1mg per day. Real-world data demonstrate that it is challenging to achieve doses above 1mg per day of pramipexole. CTC-501 was generally well tolerated in the maintenance period of the study with an adverse event rate similar to placebo. In the PAX-D study conducted by the University of Oxford, results which were published in The Lancet Psychiatry showed pramipexole augmentation of antidepressant treatment, at a target dose of 2.5mg, demonstrated a large (Cohen’s d=0.87) reduction in symptoms relative to placebo at 12 weeks (and continuing through 48 weeks), but was associated with a high rate of adverse effects.

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

An exploratory Phase 2 POC trial, which enrolled 69 patients with MDD associated with increased levels of anhedonia, was conducted in two sequential, double-blind, placebo-controlled periods and resulted in the identification of a patient selection biomarker and positive pharmacodynamic results. The trial was designed to characterize the pharmacodynamic, pharmacokinetic, safety, and tolerability profile of ALTO-203 across two dose levels compared to placebo in a crossover design and was not powered to detect statistical significance on traditional depression outcome scales (e.g., MADRS).

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

We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $25.1 million and $79.0 million for the three and nine months ended September 30, 2026, respectively. Our net losses were $14.2 million and $47.1 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $280.6 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:
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
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $319.8 million. We believe that our existing cash and cash equivalents, together with the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025

Operating expenses:
Research and development	$18,161	$10,525
General and administrative	9,064	4,426
Total operating expenses	27,225	14,951
Loss from operations	(27,225)	(14,951)
Other income (expense):
Interest income	2,600	1,532
Interest expense	(463)	(650)
Other, net	(36)	(112)
Total other income, net	2,101	770
Net loss	$(25,124)	$(14,181)
Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Three months ended September 30,
	2026	2025

Direct external program expenses:
ALTO-207	$7,211	$345
ALTO-100	1,863	1,705
ALTO-300	1,552	1,396
ALTO-101	359	1,388
ALTO-203	30	218
Other clinical development	227	206
Asset acquisition, license fees and milestone payments	6	6
Internal and unallocated expenses:
Personnel-related costs	5,917	4,326
Other unallocated expenses	996	935
Total research and development expenses	$18,161	$10,525

Research and development expenses were $18.2 million for the three months ended September 30, 2026, compared to $10.5 million for the three months ended September 30, 2025. Increases in research and development expenses were due primarily to:

•an increase of approximately $6.9 million in expenses related to development of ALTO-207, which we acquired in May 2025. The costs are primarily related to our Phase 2b clinical trial, which we initiated in April 2026, and manufacturing activities.

•an increase of $1.6 million in salary and personnel related costs, which includes $0.6 million of increased non-cash stock-based compensation.

Increases in research and development expenses were partially offset by a $1.0 million decrease in expenses related to the development of ALTO-101, including our Phase 2 POC trial of ALTO-101 for which we announced top line data in April 2026.

General and Administrative Expenses
General and administrative expenses were $9.1 million for the three months ended September 30, 2026, compared to $4.4 million for the three months ended September 30, 2025. The increase of $4.6 million was primarily due to increases in personnel costs and professional fees.
Other Income (Expense)
Other income, net increased $1.3 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to the increase in interest income of $1.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025

Operating expenses:
Research and development	$60,563	$33,623
General and administrative	22,929	15,686
Total operating expenses	83,492	49,309
Loss from operations	(83,492)	(49,309)
Other income (expense):
Interest income	6,273	5,042
Interest expense	(1,499)	(1,894)
Loss on debt extinguishment	—	(681)
Other, net	(281)	(214)
Total other income, net	4,493	2,253
Net loss	$(78,999)	$(47,056)

Research and Development Expenses
The following table summarizes our research and development expenses by program for the periods presented (in thousands):

	Nine months ended September 30,
	2026	2025

Direct external program expenses:
ALTO-207	$18,098	$703
ALTO-100	5,671	4,330
ALTO-300	4,813	2,971
ALTO-101	7,589	3,250
ALTO-203	90	1,554
Other clinical development	606	815
Asset acquisition, license fees and milestone payments	2,021	2,967
Internal and unallocated expenses:
Personnel-related costs	18,692	14,489
Other unallocated expenses	2,983	2,544
Total research and development expenses	$60,563	$33,623
Research and development expenses were $60.6 million for the nine months ended September 30, 2026, compared to $33.6 million for the nine months ended September 30, 2025. The increase in research and development costs was due to:
•an increase of approximately $17.4 million in expenses related to development of ALTO-207, which we acquired in May 2025. The costs are primarily related to clinical and manufacturing activities required to launch the Phase 2b clinical trial, as well as our ongoing Phase 2b clinical trial which we initiated in April 2026.

•an increase of approximately $4.3 million in expenses related to the development of ALTO-101, including our Phase 2 POC trial of ALTO-101 for which we announced top line data on April 1, 2026.

•an increase of approximately $3.2 million in expenses related to the ongoing development of ALTO-100 and ALTO-300.

•an increase of approximately $4.2 million in salary and personnel related costs due to increased headcount as well as $2.1 million of increased non-cash stock-based compensation.

The above increases in research and development expenses were offset by:

•a decrease of approximately $1.5 million in clinical development related expenses primarily driven by the completion of the ALTO-203 Phase 2 POC clinical trial; and

•a decrease of approximately $1.0 million in expenses that were related to the Chase Agreement.
General and Administrative Expenses
General and administrative expenses were $22.9 million for the nine months ended September 30, 2026 compared to $15.7 million for the nine months ended September 30, 2025. The increase of $7.2 million was primarily due to increases in personnel costs and professional fees.
Other Income (Expense)
Other income, net increased $2.2 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to the increase in interest income of $1.2 million and the decrease of interest expense of $0.4 million during the nine months ended September 30, 2026 compared to the nine months ended

September 30, 2025. The increase was also driven by $0.7 million of expenses related to debt extinguishment costs ($0.4 million of which was non-cash) for our Amended Term Loan which were incurred during the nine months ended September 30, 2025 and did not recur during the nine months ended September 30, 2026.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. We have not yet commercialized any of our product candidates, which are in various phases of development, and we do not expect to generate revenue from sales of any of our product candidates for several years, if at all. As we progress through the phases of development, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods. To date, we have funded our operations primarily through the aggregate net proceeds from equity financings (including from our IPO, our October 2025 and March 2026 private placement transactions (described below), our July 2026 offering (described below), and pre-IPO sales of our convertible preferred stock) and borrowings under our loan and security agreement.
As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and restricted cash of $319.8 million and $177.0 million, respectively.

July 2026 Offering

On July 13, 2026, we entered into an underwriting agreement, or the July 2026 Underwriting Agreement, with BofA Securities, Inc., as representative of the several underwriters set forth therein, collectively referred to as the Underwriters, to issue and sell 3,776,436 shares of our common stock in an underwritten registered direct offering, or the July 2026 Offering, pursuant to our effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $26.48 per share of common stock, and the net proceeds to us from the July 2026 Offering were approximately $94.6 million, after deducting underwriting discounts and commissions and net offering expense. The July 2026 Offering closed on July 14, 2026.
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

As of September 30, 2026 and December 31, 2025, we had an outstanding principal balance of $12.0 million and $16.0 million under the Amended Loan Agreement, respectively.

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
Additionally, under the terms of the Amended Loan Agreement, the Lender may, at its option, elect to convert up to $9.0 million of the then outstanding Term Loan ($4.0 million of which was reflected in the Original Loan Agreement and $5.0 million of which is reflected in the Amendment) into shares of our common stock. On November 17, 2025 and March 18, 2026, the Lender elected to convert $4.0 million and $1.0 million, respectively, of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $4.83 per share, resulting in the issuance of 828,860 and 207,215 shares, respectively. In addition, on September 1, 2026, the Lender elected to convert $3.0 million of its outstanding loan balance into the Company’s common stock. Pursuant to the terms of the Amended Loan Agreement, the conversion price was $10.49 per share, resulting in the issuance of 285,986 shares. As of September 30, 2026, the Lender has the option to convert a remaining $1.0 million of outstanding Term Loan into shares of our common stock at a conversion price of $10.49 per share.
Convertible Grant Agreement
In July 2024, we entered into a convertible loan agreement, or the Convertible Grant Agreement, with Wellcome. The Convertible Grant Agreement provides for an unsecured convertible loan, or the Convertible Loan, from Wellcome of up to approximately $11.7 million, payable in six tranches. As of September 30, 2026, we had drawn down $2.0 million under the Convertible Grant Agreement, and the remainder will be funded upon draw down of payments following the completion of certain milestones as set forth in the Convertible Grant Agreement, subject to certain conditions described therein, which may or may not be achieved. In addition to the funds that we have drawn down as of September 30, 2026, we have achieved clinical milestones that allow us to draw down an incremental $3.0 million under the Convertible Grant Agreement.

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

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine months ended September 30,
	2026	2025

Net cash used in operating activities	$(67,607)	$(40,253)
Net cash used in investing activities	(556)	(24)
Net cash provided by financing activities	211,033	9,893
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(29)
Net (decrease) increase in cash, cash equivalents and restricted cash	$142,860	$(30,413)
Operating activities
Net cash used in operating activities was $67.6 million for the nine months ended September 30, 2026, as compared to $40.3 million for the nine months ended September 30, 2025. The increase in cash used was the result of an increase in net losses of $31.9 million which was partially offset by increased non-cash stock-based compensation expenses of $3.7 million.
Investing activities
Net cash used in investing activities nine months ended September 30, 2026 consisted of purchases of property and equipment that are being used for research and development purposes.

The net cash used in investing activities for the nine months ended September 30, 2025 was negligible.

Financing activities
Net cash provided by financing activities was $211.0 million for the nine months ended September 30, 2026, primarily related to the proceeds from our 2026 PIPE Purchase Agreement and the July 2026 Offering.
Net cash provided by financing activities was $9.9 million for the nine months ended September 30, 2025, primarily related to borrowings under our Amended Loan Agreement.
Future Funding Requirements

We believe that our existing cash and cash equivalents of $319.3 million as of September 30, 2026, together with the anticipated proceeds under our Convertible Grant Agreement with Wellcome, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
In addition to ongoing needs to fund our operations, our material cash requirements as of September 30, 2026 consist primarily of obligations under both our Amended Loan Agreement (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and our lease commitment for our headquarters office space located in Mountain View, California with an initial lease term of 65 months. On September 21, 2026, the Company exercised its early termination right to terminate the lease as of October 31, 2027, or the Early Termination Date. As of the Early Termination Date, including payments already made, the Company will make payments of approximately $4.0 million over the term of the lease.

On September 18, 2026, we entered into a lease agreement, or the 2026 Lease Agreement, with Los Altos Financial Center, LLC for 8,978 square feet of office space in a multi-tenant building located in Los Altos, California with an initial lease term of 51 months that terminates in January 2031. We will make base rental payments of approximately $2.3 million over the course of the initial term of the 2026 Lease Agreement.
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

Chase Asset Purchase Agreement

On May 31, 2025, we entered into an asset purchase agreement, or Chase Agreement, with Chase Therapeutics Corporation, or Chase, to acquire all patent, know-how and other rights to ALTO-207, ALTO-208, and certain related assets. In May 2026, we achieved a clinical milestone under the Chase Agreement related to the initiation of our Phase 2b clinical trial evaluating ALTO-207 and paid $2.0 million to Chase during the nine months ended September 30, 2026.

Other than as described above, we could not estimate when milestones, royalties, and/or other payments due to third parties under our existing license agreements will be due, and none of these events were probable to occur as of September 30, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are eligible to use the requirements of a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

Information pertaining to legal proceedings can be found in Part I of this Quarterly Report under “Item 1. Financial Statements - Note 12. Commitments and Contingencies” and is incorporated by reference herein.

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

On August 14, 2026, Michael C. Hanley, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan for the potential sale of up to 75,000 shares of our common stock. Transactions under Mr. Hanley’s plan were based on pre-established dates and stock price thresholds and would occur only upon the expiration of the applicable mandatory cooling-off period. Mr. Hanley’s plan has a termination date of August 30, 2027, or the date all shares subject to the plan have sold.

On August 31, 2026, Amit Etkin, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan for the potential sale of up to 200,000 shares of our common stock. Transactions under Dr. Etkin’s plan were based on pre-established dates and stock price thresholds and would occur only upon the expiration of the applicable mandatory cooling-off period. Dr. Etkin’s plan has a termination date of August 31, 2027, or the date all shares subject to the plan have sold.

Each of Mr. Hanley’s and Dr. Etkin’s plans is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41944	3.1	2/6/2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41944	3.2	2/6/2024

4.1	Form of Pre-Funded Warrant	8-K	001-41944	4.1	10/20/2025

4.2	Form of Pre-Funded Warrant	8-K	001-41944	4.1	3/16/2026

10.1+	Promotion and Retention Agreement, dated August 26, 2026, between Alto Neuroscience, Inc. and Nicholas C. Smith	8-K	001-41944	10.1	8/27/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

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

ALTO NEUROSCIENCE, INC.

Date:	November 10, 2026	By:	/s/ Amit Etkin
Amit Etkin, M.D., Ph.D. Chief Executive Officer

Date:	November 10, 2026	By:	/s/ Nicholas Smith
Nicholas Smith President and Chief Financial Officer